Form 10-Q
period 1996-06-30
GENERAL CHEMICAL GROUP INC
filed 1996-08-14
CIK 929697

- --------------------------------------------------------------------------------


- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from      to
                         Commission File Number 1-13404

                         THE GENERAL CHEMICAL GROUP INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                           02-0423437
  (State of other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                          Identification Number)

           LIBERTY LANE
      HAMPTON, NEW HAMPSHIRE                                       03842
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (603) 929-2606

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                 YES ___  NO X

The number of shares of Common Stock outstanding at August 9, 1996 was 22,236,842.

- --------------------------------------------------------------------------------


- --------------------------------------------------------------------------------

                         THE GENERAL CHEMICAL GROUP INC.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      INDEX

                                                                               PAGE NO.
                                                                               --------
PART I.   FINANCIAL INFORMATION:

    Item 1. Financial Statements

      Consolidated Statements of Operations - Three Months and

       Six Months Ended June 30, 1995 and 1996...............................      1

      Consolidated Balance Sheets - December 31, 1995 and

       June 30, 1996.........................................................      2

      Consolidated Statements of Cash Flows - Six Months

       Ended June 30, 1995 and 1996..........................................      3

      Notes to the Consolidated Financial Statements.........................     4-8

    Item 2.  Management's Discussion and Analysis of Financial

                Condition and Results of Operations..........................    9-10

PART II. OTHER INFORMATION:

    Item 1.  Legal Proceedings...............................................     11

    Item 2.  Changes in Securities...........................................     11

    Item 6.  Exhibits and Reports on Form 8-K................................     12

    SIGNATURES...............................................................     13

    EXHIBIT INDEX............................................................     14

    EXHIBITS.................................................................    15-16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         THE GENERAL CHEMICAL GROUP INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                   (UNAUDITED)

                                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                                         JUNE 30,              JUNE 30,
                                                   ------------------     ----------------

                                                   1995        1996        1995        1996
                                                   ----        ----        ----        ----
Net revenues................................... $ 143,062   $ 160,130    $271,723   $ 304,701
Cost of sales..................................    98,243     107,063     191,093     210,123
Selling, general and administrative expense....    13,719      27,551      27,059      41,532
                                                ---------   ---------    --------   ---------
Operating profit...............................    31,100      25,516      53,571      53,046
Interest expense...............................     6,658       6,245      13,460      12,709
Interest income................................       685         664       1,496       1,272
Foreign currency transaction (gains) losses....      (614)        (88)       (756)       (139)
Other (income) expense, net....................       (77)        494         (16)        408
                                                ---------   ---------    --------   ---------
Income before income taxes and minority interest   25,818      19,529      42,379      41,340
Minority interest..............................     5,064       8,311       9,203      14,769
                                                ---------   ---------    --------   ---------
Income before income taxes ....................    20,754      11,218      33,176      26,571
Income tax provision...........................     7,990       4,176      12,522      10,213
                                                ---------   ---------    --------   ---------
         Net income ........................... $  12,764   $   7,042    $ 20,654   $  16,358
                                                =========   =========    ========   =========
Earnings per common and common
 equivalent share.............................. $     .65   $     .33    $   1.05   $     .79
                                                =========   =========    ========   =========
Dividends declared per share................... $     .31   $    .025    $    .44   $    .025
                                                =========   =========    ========   =========
Weighted average common and common
 equivalent shares outstanding................. 19,736,842  21,505,888   19,736,842 20,621,365
                                                ==========  ==========   ========== ==========

        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                     DECEMBER 31,    JUNE 30,
                                                                         1995          1996
                                                                     -----------     --------
                                                                                    (UNAUDITED)

Current Assets:
     Cash and cash equivalents.....................................  $  19,025      $  28,037
     Receivables, net..............................................     93,231        113,009
     Inventories...................................................     41,970         43,495
     Deferred income taxes.........................................     14,041         13,637
     Other current assets..........................................      1,485          2,132
                                                                     ---------      ---------
         Total current assets......................................    169,752        200,310
Property, plant and equipment, net.................................    215,557        222,849
Other assets   ....................................................     46,016         38,333
                                                                     ---------      ---------
         Total assets..............................................  $ 431,325      $ 461,492
                                                                     =========      =========

                        LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities:

     Accounts payable..............................................  $  50,987      $  50,982
     Accrued liabilities...........................................     83,018         77,674
     Income taxes payable..........................................      4,238          4,286
     Current portion of long-term debt.............................     21,892         17,392
                                                                     ---------      ---------
         Total current liabilities.................................    160,135        150,334
Long-term debt.....................................................    269,603        230,912
Other liabilities..................................................    188,645        192,008
                                                                     ---------      ---------
         Total liabilities.........................................    618,383        573,254
Minority interest..................................................     28,278         36,666
                                                                     ---------      ---------
Equity (deficit):

     Preferred Stock, $.01 par value; authorized:
      10,000,000 shares; none issued or outstanding................        --             --
     Common Stock, $.01 par value; authorized:
      50,000,000 and 100,000,000 shares at December 31, 1995
      and June 30, 1996; issued and outstanding:
      19,736,842 and 7,925,375 shares at December 31, 1995
      and June 30, 1996............................................        197             79
     Class B Convertible Common Stock, $.01 par value; authorized
      40,000,000 shares; issued and outstanding:
      14,311,467 shares at June 30, 1996...........................         --            143
     Capital deficit...............................................   (237,140)      (186,036)
     Foreign currency translation adjustments......................     (1,362)        (1,385)
     Retained earnings ............................................     22,969         38,771
                                                                     ---------      ---------
         Total equity (deficit)....................................   (215,336)      (148,428)
                                                                     ---------      ---------
         Total liabilities and equity (deficit)....................  $ 431,325      $ 461,492
                                                                     =========      =========


      See the accompanying notes to the consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                         ---------------
                                                                       1995           1996
                                                                       ----           ----
Cash flows from operating activities:
   Net income ..................................................    $  20,654     $   16,358
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization...............................      14,396         15,151
     Net (gain) loss on disposition of long-term assets..........         (60)           540
     Unrealized exchange (gain) loss.............................      (1,080)            11
     Restricted unit plan costs..................................         --          10,530
     (Increase) in receivables...................................      (7,189)       (22,545)
     (Increase) decrease in inventories..........................         913         (1,534)
     (Increase) decrease in other assets.........................       1,609         (4,384)
     Increase (decrease) in accounts payable.....................         176             (9)
     (Decrease) in accrued liabilities...........................      (6,199)        (5,345)
     Increase in income taxes payable............................       1,713             57
     Increase in other liabilities...............................         462          2,805
     Increase in minority interest...............................       2,454          8,388
                                                                    ---------     ----------
       Net cash provided by operating activities.................      27,849         20,023
                                                                    ---------     ----------
Cash flows from investing activities:
     Capital expenditures........................................     (15,117)       (22,377)
     Repayment of related party loans ...........................         --          14,000
     Proceeds from sales or disposals of long-term assets.......          112            --
                                                                    ---------     ---------
       Net cash (used for) investing activities.................      (15,005)        (8,377)
                                                                    ---------     ----------
Cash flows from financing activities:
     Net proceeds from initial public offering...................         --          40,600
     Proceeds from long-term debt................................       4,000         20,000
     Repayment of long-term debt.................................     (15,305)       (63,191)
     Dividends...................................................      (8,750)           --
                                                                    ---------     ---------
       Net cash (used for) financing activities..................     (20,055)        (2,591)
                                                                    ---------     ----------
Effect of exchange rate changes on cash..........................         267            (43)
                                                                    ---------     ----------
Increase (decrease) in cash and cash equivalents................       (6,944)         9,012
Cash and cash equivalents at beginning of period.................      28,701         19,025
                                                                    ---------     ----------
Cash and cash equivalents at end of period.......................   $  21,757     $   28,037
                                                                    =========     ==========
Supplemental information:
     Cash paid for income taxes..................................   $  11,741     $   10,604
                                                                    =========     ==========
     Cash paid for interest......................................   $   8,782     $    8,725
                                                                    =========     ==========

      See the accompanying notes to the consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996
                              (DOLLARS IN THOUSANDS

                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

       The accompanying consolidated financial statements include the accounts of The General Chemical Group Inc. and its subsidiaries (the "Company"). On May 13, 1996 the Company authorized 40,000,000 shares of Class B Common Stock, $.01 par value, which has ten votes per share, is subject to significant restrictions on transfer and is convertible at any time into Common Stock on a share-for-share basis. The Company also increased the amount of authorized Common Stock to 100,000,000 shares. Upon the filing of the Company's Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware on such date, all of the then outstanding 19,736,842 shares of Common Stock held by the Company's existing stockholders were automatically converted into a like number of shares of the newly created Class B Common Stock. The Common Stock and Class B Common Stock are substantially identical, except for the disparity in voting power, restriction on transfer and conversion provisions.

       The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The Company's financial statements should be read in conjunction with the financial statements and the notes thereto included in The Company's Final Prospectus dated May 15, 1996 as filed with the Securities and Exchange Commission.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

       The computation of primary earnings per common and common equivalent share for the three and six months ended June 30, 1995 and 1996 is based on the weighted average number of common shares outstanding during the period and assumes the exercise of all stock options and restricted units using the treasury stock method. Fully diluted earnings per common and common equivalent share does not differ from primary earnings per common and common equivalent share and is therefore not presented.

NOTE 2 - INITIAL PUBLIC OFFERING

       On May 21, 1996, the Company and a principal stockholder (the "Selling Stockholder") completed an initial public offering (the "Offering") of 7,925,375 shares of Common Stock at $17.50 per share. Of the shares offered, 2,500,000 were issued and sold by the Company. The net proceeds to the Company from the Offering, after deducting underwriter's discount and related fees and expenses, were approximately $40,600.

       Contemporaneous with the Offering, the Selling Stockholder converted 5,425,375 shares of Class B Common Stock to 5,425,375 shares of Common Stock, which were then sold in the Offering. The Company did not receive any of the proceeds from the sale of such shares by the Selling Stockholder.

                         THE GENERAL CHEMICAL GROUP INC.

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996
                             (DOLLARS IN THOUSANDS)

                                   (UNAUDITED)

       The Company has adopted a Restricted Unit Plan that authorizes the issuance of 850,000 units, with each unit representing one share of Common Stock to be issued to the participant upon the occurrence of certain conditions ("vesting") unless the participant elects to defer receipt thereof. All awards are subject to a five year tiered vesting schedule under which a portion of each participant's award vests annually over a five year period. Dividend equivalents on outstanding units will accrue to the benefit of the participants and will be paid at the time dividends are paid to Common Stock shareholders. These units were awarded during the second quarter of 1996 replacing the rights earned by participants beginning in 1989 under the Phantom Equity Plan and certain other prior equity programs of the Company. These plans were then terminated. The Company recorded a charge to income of $10,530 with a contra credit to capital deficit, representing amounts earned under the prior equity programs.

       The Company has also adopted the 1996 Stock Option and Incentive Plan which provides for the grant of awards covering a maximum of 2,200,000 shares of Common Stock. During the second quarter of 1996, the Company granted 1,080,000 stock options which vest and are exercisable at the initial public offering price of $17.50 per share on dates ranging from May 1997 through May 2006.

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Agreement

       The Company is party to a management agreement with Latona Associates Inc. (a management and advisory company which is controlled by a stockholder of the Company). Pursuant to the agreement, the Company was charged $2,750 and $2,812 for the six months ended June 30, 1995 and 1996, respectively, for corporate supervisory and administrative services and strategic advice and guidance. The management agreement expires on December 31, 2004.

Notes Receivable

       In 1994, the Company advanced $5,000 and $9,000, respectively, to a stockholder and a former stockholder of the Company in the form of promissory notes. During 1996 the promissory notes were prepaid in full.

NOTE 4 - ADDITIONAL FINANCIAL INFORMATION

       The components of inventories were as follows:

                                                               DECEMBER 31,     JUNE 30,
                                                                   1995           1996
                                                                   ----           ----
           Raw materials.......................................  $ 10,447      $  9,846
           Work in process.....................................    4,602          6,710
           Finished products...................................   19,061         18,730
           Supplies and containers............................     7,860          8,209
                                                                 -------       --------
                                                                 $41,970       $ 43,495
                                                                 =======       ========

                         THE GENERAL CHEMICAL GROUP INC.

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996
                             (DOLLARS IN THOUSANDS)

                                   (UNAUDITED)

NOTE 5 - LONG-TERM DEBT

        Long-term debt consists of the following:

                                                                     DECEMBER 31,   JUNE 30,
                                                         MATURITIES      1995         1996
                                                         ----------  -----------    --------
                                                                                   (unaudited)
        GCC Debt:
          Bank Term Loan - floating rate............      1996-2001   $100,000     $  91,304
          Senior Subordinated Notes - 9.25%.........        2003       100,000       100,000
          Canada Senior Notes - 9.09%...............        1999        52,000        52,000
          U.S. Revolving Credit Facility
           - floating rate..........................        1999        21,000         5,000
        Toledo Debt:
          Bank Term Loan - floating rate............      1996-1998      8,250           --
          Revolving Credit Facility - floating rate.        1998         3,300           --
        PDI Debt:

          Bank Term Loan - floating rate............      1996-1998      6,945           --
                                                                      --------     --------
          Total Debt................................                   291,495       248,304
          Less:  Current Portion....................                   (21,892)      (17,392)
                                                                      --------     ---------
          Net Long-Term Debt........................                  $269,603     $ 230,912
                                                                      ========     =========

NOTE 6 - DIVIDENDS

       On June 12, 1996, the Company's Board of Directors declared a quarterly cash dividend of $.025 per share, payable July 12, 1996, to shareholders of record on June 28, 1996.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

       Richmond Works July 26, 1993 Incident. On July 26,1993 a pressure relief device on a railroad tank car containing oleum that was being unloaded at the Company's Richmond, California, facility, ruptured during the unloading process, causing the release of a significant amount of sulfur trioxide. Approximately 150 lawsuits seeking substantial amounts of damages were filed against the Company on behalf of in excess of 60,000 claimants in municipal and superior courts of California and in federal court. All state court cases were coordinated before a coordination trial judge in Contra Costa County Superior Court. The federal court cases were stayed until completion of the state court cases.

       On November 22, 1995, the court approved a comprehensive settlement agreement pursuant to which the Company, with funds to be provided by its insurers pursuant to the terms of the Company's insurance policies agreed to make available a maximum of $180,000 to implement the settlement.

                         THE GENERAL CHEMICAL GROUP INC.

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996
                             (DOLLARS IN THOUSANDS)

                                   (UNAUDITED)

       The settlement agreement provides, among other things, that while claimants may "opt out" of the compensatory damages portion of the settlement and pursue their own case separate and apart from the class settlement mechanism, they have no right to opt out of the punitive damages portion of the settlement. Consequently, under the terms of the settlement, no party may seek punitive damages from the Company outside of those provided by the settlement. The deadline for claimants electing to opt out of the compensatory damages portion of the settlement was October 5, 1995. Fewer than 3,000 claimants, which constitutes approximately 5 percent of the total number of claimants, have elected to so opt out.

       Notices of appeal of all or portions of the settlement approved by the court had been filed by five law firms representing approximately 2,750 claimants, with approximately 2,700 of these claimants represented by the same law firm. Based on papers filed by the appellants in the California Court of Appeals, the primary grounds for the appeal are that the settlement is not "fair, reasonable and adequate" under California law, that the trial court erred in certifying a class action for purposes of settlement and in certifying a mandatory punitive damage class, that the trial court awarded excessive attorneys' fees to the plaintiffs' management committee and plaintiffs' class counsel, that the trial court exceeded its authority in reducing contingent fees payable to attorneys for representing individual claimants, and the trial court erroneously applied a state statute that governs unclaimed residuals remaining from class action settlements.

       Under the terms of the settlement agreement, settling claimants may receive payment of their claims prior to the resolution of any appeal of the settlement upon providing, among other things, a signed release document containing language which fully releases the Company from any further claims, either for compensatory or punitive damages, arising out of the July 26, 1993 incident. Plaintiffs' liaison counsel are currently undertaking to obtain signed releases from the approximately 95 percent of claimants who have elected to participate in the settlement.

       On May 8, 1996, the California Court of Appeals dismissed each of the appeals that have been filed challenging the trial court's approval of the class action settlement. The Court of Appeals dismissed the appeal relating to the trial court's rulings on plaintiffs' attorney's fees on the ground that the appealing attorneys lacked standing to appeal. The Court of Appeals also dismissed each of the other pending appeals ruling that the trial court's orders and rulings approving the settlement were not presently appealable, if at all, by the appealing claimants since they had all elected to opt out of the settlement. The appealing attorneys and some of the appealing claimants have filed a petition for review with the California Supreme Court, which has not yet decided whether to hear the appeals. If the dismissals by the Court of Appeals are allowed to stand, it is possible that one or more of the claimants, once their cases are finally litigated through trial, may attempt to refile all or a portion of the appeals that have now been dismissed.

                         THE GENERAL CHEMICAL GROUP INC.

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996
                             (DOLLARS IN THOUSANDS)

                                   (UNAUDITED)

       While there can be no assurances regarding how the California Superior Court might rule, the Company believes that the settlement will be upheld on appeal. If the settlement is upheld on appeal, the Company believes that any further liability in excess of the amounts made available under the settlement agreement will not exceed the available insurance coverage, if at all, by an amount that could be material to its financial condition or results of operations. In the event of a reversal or modification of the settlement on appeal, with respect to lawsuits by any then remaining claimants (opt-outs and settling claimants who have not signed releases) the Company believes that, whether or not it elects to terminate the settlement in the event it is overturned or modified on appeal, it will have adequate resources from its available insurance coverage to vigorously defend these lawsuits through their ultimate conclusion, whether by trial or settlement. However, in the event the settlement is reversed or modified on appeal, there can be no assurance that the Company's ultimate liability resulting from the July 26, 1993 incident would not exceed the available insurance coverage by an amount which could be material to its financial condition or results of operations, nor is the Company able to estimate or predict a range of what such ultimate liability might be, if any.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

June 30, 1996 Compared with December 31, 1995

Financial Condition

        Cash and cash equivalents were $28.0 million at June 30, 1996 as compared with $19.0 million at December 31, 1995. During the first six months of 1996 the Company generated cash flow from operating activities of $20.0 million, received proceeds from the initial public offering of $40.6 million and used cash of $43.2 million for net repayment of long-term debt and $22.4 million for capital expenditures.

        The Company had working capital of $50.0 million at June 30, 1996 as compared with $9.6 million at December 31, 1995. This increase in working capital reflects higher accounts receivable and cash balances coupled with lower accrued liabilities and current portion of long-term debt.

Results of Operations

       Net  revenues  for the three and six month  periods  ended June 30,  1996 increased 12 percent and 12 percent to $160.1 million and $304.7 million, respectively, from $143.1 million and $271.7 million for the comparable periods in 1995. The increase in both periods is the result of increases in both the Chemical and Manufacturing Segments. The increase in the Chemical Segment for both periods is primarily due to favorable soda ash pricing, as well as improved performance in all other product lines. The increase for both periods in the Manufacturing Segment reflects higher volumes and product mix improvements.

       Gross profit for the three and six month periods ended June 30, 1996 increased 18.4 percent and 17.3 percent to $53.1 million and $94.6 million, respectively, from $44.8 million and $80.6 million for the comparable prior year periods.

       Gross profit as a percentage of sales increased to 33 percent and 31 percent for the three and six months ended June 30, 1996, respectively, from 31 percent and 30 percent for the same periods in 1995. Favorable soda ash pricing and product mix improvements, partially offset by higher manufacturing expenses account for this improvement.

       Selling, general and administrative expense as a percentage of net revenues was 17 percent and 14 percent for the three and six month periods ended June 30, 1996, respectively, versus 10 percent for both comparable prior year periods. The increase over the prior year is due to the recording of a one-time charge of $12.5 million related primarily to a new Restricted Unit Plan created by the Company which replaces certain prior equity programs.

       Interest expense for the three and six month periods ended June 30, 1996 was $6.2 million and $12.7 million, respectively, which was $.4 million and $.8 million lower, respectively, than the comparable prior year levels as a result of lower outstanding debt balances.

       Interest income for the three and six month periods ended June 30, 1996 was $.7 million and $1.3 million, respectively, which approximated the prior year levels.

       The foreign currency transaction gain for the three and six month periods ended June 30, 1996 were $.1 million and $.1 million, respectively, versus $.6 million and $.7 million for the comparable periods in 1995, principally due to the impact of exchange rate fluctuations on a $52 million U.S. denominated loan of the Company's Canadian subsidiary. The impact of these foreign currency transaction gains on this loan is noncash.

       Minority interest for the three and six month periods ended June 30, 1996 was $8.3 million and $14.8, respectively, versus $5.1 million and $9.2 million for the comparable periods in 1995. The increase in both periods reflect higher earnings of General Chemical (Soda Ash) Partners.

       Net income was $7.0 million and $16.4 million for the three and six month periods ended June 30, 1996, respectively, versus $12.8 million and $20.6 million for the comparable periods in 1995, for the foregoing reasons, in particular, the one-time charge related to the Restricted Unit Plan.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       Richmond Works July 26, 1993 Incident. The following developments have occurred with respect to this matter since the filing of the Company's Final Prospectus dated May 15, 1996 as filed with the Securities and Exchange
Commission:

       In connection with efforts by plaintiffs' liaison counsel to obtain signed releases from the approximately 95 percent of claimants who have elected to participate in the settlement, as of July 1, 1996 the Company had already received releases from approximately 91 percent of the settling claimants. Final payments to the plaintiffs' management committee on behalf of these settling claimants have been made with funds provided principally by the Company's insurers pursuant to the terms of the insurance policies described in the Company's Final Prospectus, and further payments will be made as additional releases are received and reviewed.

       With respect to the notices of appeal of all or portions of the settlement approved by the court which have been filed by five law firms representing approximately 2,750 claimants (2,700 represented by the same law firm), these claimants have not specified the amount of their claims in court documents, although the Company believes that their alleged injuries are no different in nature or extent than those alleged by the settling claimants. Based on papers filed by the appellants with the California Court of Appeals, the primary grounds for appeal are that the settlement is not "fair, reasonable and adequate" under California law, that the trial court erred in certifying a class action for purposes of settlement and in certifying a mandatory punitive damage class, that the trial court awarded excessive attorneys' fees to the plaintiffs' management committee and plaintiffs' class counsel, that the trial court exceeded its authority in reducing contingent fees payable to attorneys for representing individual claimants, and that the trial court erroneously applied a state statute that governs unclaimed residuals remaining from class action settlements.

       On May 8, 1996, the California Court of Appeals dismissed each of the appeals that had been filed challenging the trial court's approval of the class action settlement. The Court of Appeals dismissed the appeal relating to the trial court's rulings on plaintiffs' attorneys' fees on the ground that the appealing attorneys lacked standing to appeal. The Court of Appeals also dismissed each of the other pending appeals ruling that the trial court's orders and rulings approving the settlement were not presently appealable, if at all, by the appealing claimants since they had all elected to opt out of the settlement. The appealing attorneys and some of the appealing claimants have filed a petition for review with the California Supreme Court, which has not yet decided whether to hear the appeals. If the dismissals by the Court of Appeals are allowed to stand, it is possible that one or more of the opt-out claimants, once their opt-out cases are finally litigated through trial, may attempt to refile all or a portion of the appeals that have now been dismissed.

       For additional information, refer to the Company's Final Prospectus dated May 15, 1996 as filed with the Securities and Exchange Commission.

ITEM 2. CHANGES IN SECURITIES

       On May 13, 1996, the Company created a new class of securities called Class B Common Stock, $.01 par value, 40,000,000 shares authorized, which has ten votes per share, is subject to significant restrictions on transfer and is convertible at any time into the Common Stock on a share for share basis. See
Part I, Item 1. Financial Statements - "Note 1 to Notes to the Consolidated Financial Statements".

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)  Exhibits:

           (11)  Computation of Earnings per Common and Common Equivalent Share.

           (27)  Financial Data Schedule

       b) No report on Form 8-K has been filed during the period covered by this report.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 THE GENERAL CHEMICAL GROUP INC.
                                                 -------------------------------
                                                           (Registrant)

Date    August 12, 1996            /s/Richard R. Russell
                                      ------------------------------------------
                                      RICHARD R. RUSSELL
                                      Director, President and Chief Executive
                                      Officer (Principal Executive Officer)

Date    August 12, 1996            /s/Ralph M. Passino
                                      ------------------------------------------
                                      RALPH M. PASSINO
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)

                                  EXHIBIT INDEX

   EXHIBIT NO.                            DESCRIPTION                           PAGE
   -----------                            -----------                           ----
       11                      Computation of Net Earnings per                   15
                               Common and common equivalent shares
                               for the three and six months ended
                               June 30, 1995 and 1996

       27                      Financial Data Schedule (EDGAR filings only)      16


                                                                      EXHIBIT 11

                         THE GENERAL CHEMICAL GROUP INC.
                    COMPUTATION OF EARNINGS PER COMMON SHARE

                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                   (UNAUDITED)

Primary earnings per share were calculated as follows:

                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                          JUNE 30,            JUNE 30,
                                                    ------------------    ----------------
                                                      1995       1996      1995      1996
                                                      ----       ----      ----      ----
   Total income used for primary
    earnings per share...........................  $ 12,764   $  7,042   $ 20,654   $ 16,358
                                                   ========   ========   ========   ========
   Weighted average common shares
    outstanding..................................    19,737     21,001     19,737     20,369
   Weighted average common
    equivalents shares...........................       --         505        --         252
                                                   --------   --------   --------   --------
   Weighted average common and
    common equivalent shares.....................    19,737     21,506     19,737     20,621
                                                   ========   ========   ========   ========
   Primary earnings per common share
    and common equivalent shares ................  $    .65   $    .33   $   1.05   $    .79
                                                   ========   ========   ========   ========

Fully diluted earnings per common and common equivalent share does not differ from primary earnings per common and common equivalent share and is therefore not presented.