Form 10-Q
period 1996-09-30
GENERAL CHEMICAL GROUP INC
filed 1996-11-13
CIK 929697

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
     X             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
-----------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

-----------     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

       Registrant's telephone number, including area code: (603) 929-2606

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               YES X     NO
                                                                    ---      ---

The number of shares of Common Stock outstanding at November 12, 1996 was 22,236,842.

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

                         THE GENERAL CHEMICAL GROUP INC.

                                    FORM 10-Q

                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      INDEX

                                                                              PAGE NO.
                                                                              --------
PART I.   FINANCIAL INFORMATION:

    Item 1. Financial Statements

      Consolidated Statements of Operations - Three Months and

       Nine Months Ended September 30, 1995 and 1996.........................      1

      Consolidated Balance Sheets - December 31, 1995 and

       September 30, 1996....................................................      2

      Consolidated Statements of Cash Flows - Nine Months

       Ended September 30, 1995 and 1996.....................................      3

      Notes to the Consolidated Financial Statements.........................     4-8

    Item 2.  Management's Discussion and Analysis of Financial

                Condition and Results of Operations..........................    9-10

PART II. OTHER INFORMATION:

    Item 1.  Legal Proceedings...............................................     11

    Item 6.  Exhibits and Reports on Form 8-K................................     12

    SIGNATURES...............................................................     13

    EXHIBIT INDEX............................................................     14

    EXHIBITS.................................................................    15-16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         THE GENERAL CHEMICAL GROUP INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                   (UNAUDITED)




                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     SEPTEMBER 30,            SEPTEMBER 30,
                                                 ---------------------   ----------------------
                                                   1995        1996        1995        1996
                                                   ----        ----        ----        ----
Net revenues...................................  $ 142,457   $ 161,967    $414,180   $ 466,668
Cost of sales..................................     97,270     110,237     288,363     320,360
Selling, general and administrative expense....     14,446      14,646      41,505      56,178
                                                 ---------   ---------    --------   ---------
Operating profit...............................     30,741      37,084      84,312      90,130
Interest expense...............................      6,637       5,640      20,097      18,349
Interest income................................        700         486       2,196       1,758
Foreign currency transaction (gains) losses....       (793)         26      (1,549)       (113)
Other (income) expense, net....................       (151)       (174)       (167)        234
                                                 ---------   ---------    --------   ---------
Income before income taxes and minority interest    25,748      32,078      68,127      73,418
Minority interest..............................      5,725       8,265      14,928      23,034
                                                 ---------   ---------    --------   ---------
Income before income taxes ....................     20,023      23,813      53,199      50,384
Income tax provision...........................      7,397       9,179      19,919      19,392
                                                 ---------   ---------    --------   ---------
         Net income ...........................  $  12,626   $  14,634    $ 33,280   $  30,992
                                                 =========   =========    ========   =========

Earnings per common and common
 equivalent share..............................  $     .64   $     .63    $   1.69   $    1.44
                                                 =========   =========    ========   =========

Dividends declared per share...................  $     .28   $     .05    $    .72   $    .075
                                                 =========   =========    ========   =========

Weighted average common and common
 equivalent shares outstanding................. 19,736,842  23,165,745   19,736,842 21,476,637
                                                ==========  ==========   ========== ==========







        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                    DECEMBER 31,   SEPTEMBER 30
                                                                    ------------   ------------
                                                                         1995         1996
                                                                         ----         ----
                                                                                   (UNAUDITED)
Current Assets:
     Cash and cash equivalents.....................................  $  19,025      $  48,018
     Receivables, net..............................................     93,231        108,914
     Inventories...................................................     41,970         37,527
     Deferred income taxes.........................................     14,041         13,432
     Other current assets..........................................      1,485          1,665
                                                                     ---------      ---------
         Total current assets......................................    169,752        209,556
Property, plant and equipment, net.................................    215,557        228,992
Other assets   ....................................................     46,016         38,216
                                                                     ---------      ---------
         Total assets..............................................  $ 431,325      $ 476,764
                                                                     =========      =========


                        LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities:

     Accounts payable..............................................  $  50,987      $  52,512
     Accrued liabilities...........................................     83,018         77,775
     Income taxes payable..........................................      4,238          6,872
     Current portion of long-term debt.............................     21,892         17,392
                                                                     ---------      ---------
         Total current liabilities.................................    160,135        154,551
Long-term debt.....................................................    269,603        221,565
Other liabilities..................................................    188,645        194,628
                                                                     ---------      ---------
         Total liabilities.........................................    618,383        570,744
                                                                     ---------      ---------
Minority interest..................................................     28,278         40,516
                                                                     ---------      ---------
Equity (deficit):
     Preferred Stock, $.01 par value; authorized:
      10,000,000 shares; none issued or outstanding................        --             --
     Common Stock, $.01 par value; authorized:
      50,000,000 and 100,000,000 shares at December 31, 1995
      and September 30, 1996; issued and outstanding:
      19,736,842 and 7,925,375 shares at December 31, 1995
      and September 30, 1996.......................................        197             79
     Class B Convertible Common Stock, $.01 par value;
      authorized 40,000,000 shares; issued and outstanding:
      14,311,467 shares at September 30, 1996......................         --            143
     Capital deficit...............................................   (237,140)      (185,632)
     Foreign currency translation adjustments......................     (1,362)        (1,379)
     Retained earnings ............................................     22,969         52,293
                                                                     ---------      ---------
         Total equity (deficit)....................................   (215,336)      (134,496)
                                                                     ---------      ---------
         Total liabilities and equity (deficit)....................  $ 431,325      $ 476,764
                                                                     =========      =========




      See the accompanying notes to the consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         ------------------
                                                                         1995          1996
                                                                         ----          ----
Cash flows from operating activities:
   Net income ..................................................    $  33,280      $  30,992
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization...............................      21,584         22,393
     Net (gain) loss on disposition of long-term assets..........        (203)           379
     Unrealized exchange (gain) loss.............................      (2,085)             3
     Restricted unit plan costs..................................         --          10,932
     (Increase) in receivables...................................      (8,115)       (18,504)
     Decrease in inventories.....................................          66          4,430
     Increase (decrease) in accounts payable.....................      (1,909)         1,536
     (Decrease) in accrued liabilities...........................      (2,979)        (6,359)
     Increase in income taxes payable............................       1,456          2,646
     Increase (decrease) in other assets and liabilities.........      (1,669)         2,071
     Increase in minority interest...............................       3,211         12,238
                                                                    ---------      ---------
       Net cash provided by operating activities.................      42,637         62,757
                                                                    ---------      ---------
Cash flows from investing activities:
     Capital expenditures........................................     (22,564)       (35,580)
     Repayment of related party loans ...........................         --          14,000
     Proceeds from sales or disposals of long-term assets.......          351            312
                                                                    ---------      ---------
       Net cash (used for) investing activities.................      (22,213)       (21,268)
                                                                    ---------      ---------
Cash flows from financing activities:
     Net proceeds from initial public offering...................         --          40,600
     Proceeds from long-term debt................................       6,200         20,000
     Repayment of long-term debt.................................     (15,305)       (72,538)
     Dividends...................................................     (14,250)          (556)
                                                                    ---------      ---------
       Net cash (used for) financing activities..................     (23,355)       (12,494)
                                                                    ---------      ---------
Effect of exchange rate changes on cash..........................         485             (2)
                                                                    ---------      ---------
Increase (decrease) in cash and cash equivalents................       (2,446)        28,993
Cash and cash equivalents at beginning of period.................      28,701         19,025
                                                                    ---------      ---------
Cash and cash equivalents at end of period.......................   $  26,255      $  48,018
                                                                    =========      =========
Supplemental information:
     Cash paid for income taxes..................................   $  16,437      $  14,729
                                                                    =========      =========
     Cash paid for interest......................................   $  20,451      $  18,464
                                                                    =========      =========



      See the accompanying notes to the consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

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

       The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The Company's financial statements should be read in conjunction with the financial statements and the notes thereto included in The Company's Final Prospectus dated May 15, 1996 as filed with the Securities and Exchange Commission.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

       The computation of primary earnings per common and common equivalent share for the three and nine months ended September 30, 1995 and 1996 is based on the weighted average number of common shares outstanding during the period and assumes the exercise of all stock options and restricted units using the treasury stock method. Fully diluted earnings per common and common equivalent share does not differ from primary earnings per common and common equivalent share and is therefore not presented.

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

                         THE GENERAL CHEMICAL GROUP INC.

                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

       The Company has adopted a Restricted Unit Plan that authorizes the issuance of 850,000 units, with each unit representing one share of Common Stock to be issued to the participant upon the occurrence of certain conditions ("vesting") unless the participant elects to defer receipt thereof. All awards are subject to a five year tiered vesting schedule under which a portion of each participant's award vests annually over a five year period. Dividend equivalents on outstanding units will accrue to the benefit of the participants and will be paid at the time dividends are paid to Common Stock shareholders. These units were awarded during the second quarter of 1996 replacing the rights earned by participants beginning in 1989 under the Phantom Equity Plan and certain other prior equity programs of the Company. These plans were then terminated. The Company recorded a charge to income of $10,530 with a contra credit to capital deficit, representing the amounts earned under the prior equity programs.

       The Company has also adopted the 1996 Stock Option and Incentive Plan which provides for the grant of awards covering a maximum of 2,200,000 shares of Common Stock. During the second quarter of 1996, the Company granted 1,080,000 stock options which vest and are exercisable at the initial public offering price of $17.50 per share on dates ranging from May 1997 through May 2006.

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Agreement

       The Company is party to a management agreement with Latona Associates Inc. (a management and advisory company which is controlled by a stockholder of the Company). Pursuant to the agreement, the Company was charged $4,125 and $4,217 for the nine months ended September 30, 1995 and 1996, respectively, for corporate supervisory and administrative services and strategic advice and guidance. The management agreement expires on December 31, 2004.

Notes Receivable

       In 1994, the Company advanced $5,000 and $9,000, respectively, to a stockholder and a former stockholder of the Company in the form of promissory notes. During 1996 the promissory notes were prepaid in full.

NOTE 4 - ADDITIONAL FINANCIAL INFORMATION

       The components of inventories were as follows:



                                                               DECEMBER 31,   SEPTEMBER 30,
                                                               ------------   -------------
                                                                   1995           1996
                                                                   ----           ----
                                                                               (unaudited)

           Raw materials.......................................  $ 10,447       $  9,269
           Work in process.....................................     4,602          6,024
           Finished products...................................    19,061         14,444
           Supplies and containers.............................     7,860          7,790
                                                                  -------       --------
                                                                  $41,970       $ 37,527
                                                                  =======       ========

                         THE GENERAL CHEMICAL GROUP INC.

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 5 - LONG-TERM DEBT

        Long-term debt consists of the following:

                                                         MATURITIES  DECEMBER 31, SEPTEMBER 30,
                                                         ----------  ------------ -------------
                                                                         1995         1996
                                                                         ----         ----
                                                                                   (unaudited)
        GCC Debt:
          Bank Term Loan - floating rate............      1996-2001   $100,000     $  86,957
          Senior Subordinated Notes - 9.25%.........        2003       100,000       100,000
          Canada Senior Notes - 9.09%...............        1999        52,000        52,000
          U.S. Revolving Credit Facility
           - floating rate..........................        1999        21,000           --
        Toledo Debt:
          Bank Term Loan - floating rate............      1996-1998      8,250           --
          Revolving Credit Facility - floating rate.        1998         3,300           --
        PDI Debt:
          Bank Term Loan - floating rate............      1996-1998      6,945           --
                                                                      --------     --------
          Total Debt................................                   291,495       238,957
          Less:  Current Portion....................                    21,892        17,392
                                                                      --------     ---------
          Net Long-Term Debt........................                  $269,603     $ 221,565
                                                                      ========     =========

NOTE 6 - DIVIDENDS

       On September 18, 1996, the Company's Board of Directors declared a quarterly cash dividend of $.05 per share, payable October 17, 1996, to shareholders of record on October 3, 1996.

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

                         THE GENERAL CHEMICAL GROUP INC.

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

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

       Notices of appeal of all or portions of the settlement approved by the court were filed by five law firms representing approximately 2,750 claimants, with approximately 2,700 of these claimants represented by the same law firm. Based on papers filed by the appellants in the California Court of Appeals, the primary grounds for the appeal were that the settlement is not "fair, reasonable and adequate" under California law, that the trial court erred in certifying a class action for purposes of settlement and in certifying a mandatory punitive damage class, that the trial court awarded excessive attorneys' fees to the plaintiffs' management committee and plaintiffs' class counsel, that the trial court exceeded its authority in reducing contingent fees payable to attorneys for representing individual claimants, and that the trial court erroneously applied a state statute that governs unclaimed residuals remaining from class action settlements.

       On May 8, 1996, the California Court of Appeals dismissed each of the appeals that have been filed challenging the trial court's approval of the class action settlement. The Court of Appeals dismissed the appeal relating to the trial court's rulings on plaintiffs' attorney's fees on the ground that the appealing attorneys lacked standing to appeal. The Court of Appeals also dismissed each of the other pending appeals ruling that the trial court's orders and rulings approving the settlement were not presently appealable, if at all, by the appealing claimants since they had all elected to opt out of the settlement. The appealing attorneys and some of the appealing claimants then filed a petition for review with the California Supreme Court which on August 15, 1996 elected not to review the Court of Appeals' decision. Notwithstanding this decision, it is possible that one or more of the appealing claimants, once their cases are finally litigated through trial, may attempt to refile all or a portion of the appeals that have now been dismissed.

                         THE GENERAL CHEMICAL GROUP INC.

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

       While there can be no assurances regarding how the California Supreme Court might rule in the event of such a refiling, the Company believes that the settlement will be upheld on appeal. If the settlement is upheld on appeal, the Company believes that any further liability in excess of the amounts made available under the settlement agreement will not exceed the available insurance coverage, if at all, by an amount that could be material to its financial condition or results of operations. In the event of a reversal or modification of the settlement on appeal, with respect to lawsuits by any then remaining claimants (opt-outs and settling claimants who have not signed releases) the Company believes that, whether or not it elects to terminate the settlement in the event it is overturned or modified on appeal, it will have adequate resources from its available insurance coverage to vigorously defend these lawsuits through their ultimate conclusion, whether by trial or settlement. However, in the event the settlement is reversed or modified on appeal, there can be no assurance that the Company's ultimate liability resulting from the July 26, 1993 incident would not exceed the available insurance coverage by an amount which could be material to its financial condition or results of operations, nor is the Company able to estimate or predict a range of what such ultimate liability might be, if any.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

September 30, 1996 Compared with December 31, 1995

Financial Condition

       Cash and cash equivalents were $48.0 million at September 30, 1996 as compared with $19.0 million at December 31, 1995. During the first nine months of 1996 the Company generated cash flow from operating activities of $62.8 million, received proceeds from the initial public offering of $40.6 million, received $14.0 million from the repayment of related party loans and used cash of $52.5 million for net repayment of long-term debt and $35.6 million for capital expenditures.

        The Company had working capital of $55.0 million at September 30, 1996 as compared with $9.6 million at December 31, 1995. This increase in working capital reflects higher cash and accounts receivable coupled with lower accrued liabilities and current portion of long-term debt, partially offset by higher income taxes payable and lower inventory balances.

Results of Operations

       Net revenues for the three and nine month periods ended September 30, 1996 increased 14 percent and 13 percent to $162.0 million and $466.7 million, respectively, from $142.5 million and $414.2 million for the comparable periods in 1995. The increase in both periods is the result of increases in both the Chemical and Manufacturing Segments. The increase in the Chemical Segment for both periods is primarily due to favorable soda ash pricing, as well as continued performance improvements in all other product lines. The increase for both periods in the Manufacturing Segment reflects higher volumes and product mix improvements.

       Gross profit for the three and nine month periods ended September 30, 1996 increased 14 percent and 16 percent to $51.7 million and $146.3 million, respectively, from $45.2 million and $125.8 million for the comparable prior year periods.

       Gross profit as a percentage of sales remained constant at 32 percent for the three months ended September 30, 1995 and 1996 with favorable soda ash pricing being offset by higher manufacturing expenses. Gross profit as a percentage of sales for the nine months ended September 30, 1996 increased to 31 percent from 30 percent for the same period in 1995. Favorable soda ash pricing and product mix improvement, partially offset by higher manufacturing expenses, account for this improvement.

       Selling, general and administrative expense as a percentage of net revenues was 9 percent and 12 percent for the three and nine month periods ended September 30, 1996, respectively, versus 10 percent for both comparable prior year periods. The increase over the prior year for the nine month period is due to the recording of a one-time charge of $12.5 million related primarily to a new Restricted Unit Plan created by the Company which replaces certain prior equity programs. The decrease for the three month period ended September 30, 1996 was due to the higher sales level.

       Interest expense for the three and nine month periods ended September 30, 1996 was $5.6 million and $18.3 million, respectively, which was $1.0 million and $1.7 million lower, respectively, than the comparable prior year levels as a result of lower outstanding debt balances.

       Interest income for the three and nine month periods ended September 30, 1996 was $1.8 million and $.5 million, respectively, which approximated the prior year levels.

       The foreign currency transaction (gains) losses for the three and nine month periods ended September 30, 1996 were $.03 million and $(.1) million, respectively, versus gains of $(.8) million and $(1.6) million for the comparable periods in 1995, principally due to the impact of exchange rate fluctuations on a $52 million U.S. denominated loan of the Company's Canadian subsidiary. The impact of these foreign currency transaction gains on this loan is noncash.

       Minority interest for the three and nine month periods ended September 30, 1996 was $8.3 million and $23.0 million, respectively, versus $5.7 million and $14.9 million for the comparable periods in 1995. The increase in both periods reflect the higher earnings of General Chemical (Soda Ash) Partners.

       Net income was $14.6 million and $31.0 million for the three and nine month periods ended September 30, 1996, respectively, versus $12.6 million and $33.3 million for the comparable periods in 1995, for the foregoing reasons and in particular, the one-time charge related to the Restricted Unit Plan for the nine months ended September 30, 1996.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       The following developments have occurred with respect to this matter since the filing of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996:

       Richmond Works July 26, 1993 Incident. In connection with efforts by plaintiffs' liaison counsel to obtain signed releases from the approximately 95 percent of claimants who have elected to participate in the settlement, as of September 30, 1996 the Company had already received releases from approximately 94 percent of the settling claimants. Final payments to the plaintiffs' management committee on behalf of these settling claimants have been made with funds provided principally by the Company's insurers pursuant to the terms of the insurance policies described in the Company's Final Prospectus, and further payments will be made as additional releases are received and reviewed.

       With respect to the notices of appeal of all or portions of the settlement approved by the court which have been filed by five law firms representing approximately 2,750 claimants (2,700 represented by the same law firm), these claimants have not specified the amount of their claims in court documents, although the Company believes that their alleged injuries are no different in nature or extent than those alleged by the settling claimants. Based on papers filed by the appellants with the California Court of Appeals, the primary grounds for appeal were that the settlement is not "fair, reasonable and adequate" under California law, that the trial court erred in certifying a class action for purposes of settlement and in certifying a mandatory punitive damage class, that the trial court awarded excessive attorneys' fees to the plaintiffs' management committee and plaintiffs' class counsel, that the trial court exceeded its authority in reducing contingent fees payable to attorneys for representing individual claimants, and that the trial court erroneously applied a state statute that governs unclaimed residuals remaining from class action settlements.

       On May 8, 1996, the California Court of Appeals dismissed each of the appeals that had been filed challenging the trial court's approval of the class action settlement. The Court of Appeals dismissed the appeal relating to the trial court's rulings on plaintiffs' attorneys' fees on the ground that the appealing attorneys lacked standing to appeal. The Court of Appeals also dismissed each of the other pending appeals ruling that the trial court's orders and rulings approving the settlement were not presently appealable, if at all, by the appealing claimants since they had all elected to opt out of the settlement. The appealing attorneys and some of the appealing claimants filed a petition for review with the California Supreme Court which on August 15, 1996 elected not to review the court of Appeals' decision. Notwithstanding this decision, it is possible that one or more of the opt-out claimants, once their opt-out cases are finally litigated through trial, may attempt to refile all or a portion of the appeals that have now been dismissed.

       For additional information, refer to the Company's Final Prospectus dated May 15, 1996 and Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 as filed with the Securities and Exchange Commission.

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

                                          THE GENERAL CHEMICAL GROUP INC.
                                          -------------------------------
                                                   (Registrant)

Date    November 11, 1996          /s/Richard R. Russell
     -----------------------          ---------------------------------
                                      RICHARD R. RUSSELL
                                      Director, President and Chief Executive
                                       Officer (Principal Executive Officer)

Date    November 11, 1996          /s/Ralph M. Passino
     -----------------------          ---------------------------------
                                      RALPH M. PASSINO
                                      Vice President and Chief Financial Officer
                                       (Principal Financial Officer)

                                  EXHIBIT INDEX



EXHIBIT NO.                       DESCRIPTION                             PAGE
-----------                       -----------                             ----
   11              Computation  of  Net  Earnings  per  Common  and        15
                   common equivalents shares for the three and nine
                   months ended September 30, 1995 and 1996

  27               Financial Date Schedule (EDGAR filings only)            16
