Form 10-K
period 1996-12-31
GENERAL CHEMICAL GROUP INC
filed 1997-03-28
CIK 929697

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)
    X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                               OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM _____________ TO _____________
                          COMMISSION FILE NUMBER 1-13404

                            ------------------------

                        THE GENERAL CHEMICAL GROUP INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                     DELAWARE                                       02-0423437
          (STATE OF OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)

                   LIBERTY LANE                                        03842
              HAMPTON, NEW HAMPSHIRE                                (ZIP CODE)
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (603) 929-2606

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                             NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                 ON WHICH REGISTERED
          -------------------                 -------------------
Common Stock, par value $.01 per share      New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No _______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and is not contained in the definitive information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _______

     The aggregate value of the voting stock held by non-affiliates of the registrant as of March 20, 1997, was approximately $478,643,062.

     The number of outstanding shares of the Registrant's Common Stock as of March 20, 1997 was 8,001,001 shares of Common Stock, $.01 par value per share.

     The number of outstanding shares of the Registrant's Class B Common Stock as of March 20, 1997 was 14,261,467 shares of Class B Common Stock, $.01 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1997 are incorporated by reference into Part III.

________________________________________________________________________________

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The General Chemical Group Inc. (the 'Company'), which has a history dating back to 1899, is a diversified manufacturing company predominantly engaged in the production of inorganic chemicals, with manufacturing facilities located in the United States and Canada. Through its Chemical Segment, the Company is a leading producer of soda ash in North America, and a major North American supplier of calcium chloride, sodium and ammonia salts, sulfites, nitrites, aluminum-based chemical products, printing plates and refinery and chemical regeneration services to a broad range of industrial and municipal customers. Through its Manufacturing Segment, the Company manufactures precision and highly engineered stamped and machined metal products, principally automotive engine parts.

     The Company was organized in 1988 as a Delaware corporation. The Company's principal operating subsidiaries were transferred in 1986 by AlliedSignal to a predecessor of the Company, at which time new operating management was installed. On May 15, 1996, the Company and a principal stockholder (the 'Selling Stockholder') completed an initial public offering (the 'Offering') of 7,925,375 shares of Common Stock at $17.50 per share. Of the shares offered, 2,500,000 were issued and sold by the Company. The net proceeds to the Company from the Offering, after deducting underwriters' discount and related fees and expenses, were $40,600,000.

     For certain information concerning the Company's revenue, operating profit and identifiable assets attributable to each of the Company's segments, geographic areas and the amount of export revenues in the aggregate to which such revenues were made, see Note 12 of Notes to the Consolidated Financial Statements.

CHEMICAL SEGMENT

INDUSTRIAL CHEMICALS

     Soda ash and calcium chloride comprise the Company's industrial chemical product lines. The Company is the second largest producer of soda ash in the U.S. and Canada and is the only producer of both synthetic and natural soda ash in North America. General Chemical (Soda Ash) Partners ('GCSAP'), the Company's 51 percent-owned partnership, produces natural soda ash by refining mined trona deposits at its plant in Green River, Wyoming. The Green River basin, where all but one of the U.S. producers of natural soda ash are located, contains the largest known economically recoverable trona deposits in the world. Soda ash is also produced by the Company's Canadian subsidiary, General Chemical Canada Ltd. ('GC Canada') at its plant in Amherstburg, Ontario, by using the synthetic process. This production process, which is energy and labor intensive, is considerably more costly than refining natural soda ash. The Amherstburg plant remains profitable due to its operating efficiency, successful marketing of calcium chloride, a co-product, and favorable freight rates to major Canadian soda ash markets. GC Canada is the largest producer of calcium chloride in Canada.

     Soda Ash. The major use of soda ash is in the production of glass bottles and other glass containers. Soda ash is also used in the manufacture of windows, mirrors, fiberglass, television tubes, lighting ware, tableware, glassware and laboratory ware. The chemical industry uses soda ash in the production of sodium bicarbonate, sodium phosphates, sodium silicates and chrome chemicals. The detergent industry often uses soda ash as the prime alkali to make phosphates and silicates for dry detergent applications. Soda ash is also used, to a lesser extent, by the water treatment industry to control pH levels and by the pulp and paper industries in the pulping of wood fiber.

     Due to the low-cost position of the U.S. natural soda ash producers, the export market has grown significantly and now accounts for over one-third of U.S. production. The Company, along with the other five U.S. producers of natural soda ash, exports soda ash through the American Natural Soda Ash Corporation ('ANSAC'), an export organization organized in 1984 under the Webb-Pomerrene Act. ANSAC ships to all parts of the world except Canada and Western Europe. Each individual member's allocation of ANSAC volume is based on the member's total nameplate capacity, with any member's expansion phased in over a multi-year period for allocation purposes.

     Calcium Chloride. Calcium chloride is used predominantly for dust control and roadbed stabilization on unpaved roads in the summer, and for melting ice on highways in the winter. Although the summer road market is the dominant end use in the Canadian market, the winter deicing market and industrial applications are the major end use markets in the U.S. Industrial applications include asphalt recycling, water treatment and concrete and drilling mud additives.

DERIVATIVE PRODUCTS AND SERVICES

     The Company's derivative products and services product lines include a wide variety of products such as sulfuric acid, sodium and ammonia salts, sulfites, aluminum-based chemical products and nitrites that are derived principally from the production of soda ash and the regeneration of sulfuric acid. These products are categorized into five major product lines with end markets including refinery and chemical sulfuric acid regeneration, water treatment, photo chemicals, pulp and paper, chemical processing, semiconductor devices and printing.

     Refinery and chemical regeneration services. Refineries use sulfuric acid as an alkylation process catalyst in the production of high-quality, high-octane and low-vapor-pressure gasoline. The alkylation process contaminates and dilutes the sulfuric acid catalyst, generating an 85 percent to 90 percent spent sulfuric acid stream, which is then removed from the refineries via pipeline or tank truck. The Company thermally decomposes the spent acid to regenerate fresh sulfuric acid, which is then recycled back to the refinery. A similar service is provided to the chemical industry for the manufacture of ion exchange resins, silicone polymers, liquid detergents and surfactants.

     Water Treatment. The Company, through its broad geographic network of 28 strategically located plants, is the largest North American producer of aluminum sulfate ('alum'). Municipalities, which use alum as a flocculant and coagulant in the treatment of water and waste water, are the predominant customers. Other products sold to the water treatment market include sodium and ammonia salt and sulfite products, which are used in dechlorination and to inhibit the corrosion of steel lines and equipment.

     Photo Chemicals. Sodium and ammonia sulfites and bisulfites have major applications as fixing and developing solutions for conventional film and x-ray processes. The Company has leading market share positions in these products.

     Pulp and Paper. The pulp and paper industry utilizes alum and enhanced coagulants to impart water resistance ('sizing') to paper and to treat the substantial quantities of water required in the papermaking process. Paper mills also use sulfuric acid in the sulfur dioxide pulp bleaching process, in pH adjustments and in water treatment. Other products used to a lesser extent by the pulp and paper industry include sodium sulfites, which are used for digesting fibers in the thermo-mechanical pulping process, reducing bleaching agents such as chlorine and hydrogen peroxide, and as a raw material for other bleaching agents.

     Chemical Processing. The chemical processing market utilizes a number of the Company's products. Sodium nitrite is primarily used as a reactant in the manufacture of various organics (i.e. dyes and pigments and rubber processing chemicals), in applications as a heat transfer salt in high temperature chemical reactions and as a cooling tower corrosion inhibitor. Potassium fluoride and fluoborate derivatives are low-volume, higher priced chemicals used in brazing fluxes, agricultural chemicals, surfactants and analytical reagants. Sulfuric acid is used in the manufacture of titanium pigments, fertilizer, synthetic fibers, steel, alum, paper and many other products.

     Semiconductor Devices. The Company supplies high-purity semiconductor acids, caustics and etchants to customers throughout North America, Western Europe and the Pacific Rim. These customers manufacture silicon wafers and convert the wafers to integrated circuits. Fluoborate derivatives are also sold to this market for use in electroplating.

     Printing. The Company, through its indirect wholly-owned subsidiary Printing Developments, Inc. ('PDI'), manufactures lithographic plates predominantly for large lithographers that emphasize high-quality production in the newspaper insert, commercial, publication and metal decorating markets. PDI utilizes a unique bimetal plate system that provides higher resolution, better color reproduction and greater durability than the polymer system used by most other industry participants. Other products sold to this market include pressroom chemicals and automatic plate processors.

MANUFACTURING SEGMENT

     The Company manufactures automotive engine parts and fluid handling equipment for original equipment manufacturers and the automotive services market through its subsidiaries Toledo Technologies, Inc. ('Toledo Technologies') and Balcrank Products, Inc. ('Balcrank'). Toledo Technologies manufactures rocker arms, roller rocker arms, roller followers and other stamped and machined metal products for the automotive industry. Its three primary customers are Chrysler, Ford and General Motors. Balcrank principally manufactures fluid handling equipment such as air driven pumps, hose reels, control handles and accessories, for the automotive services market.

PATENTS, TRADEMARKS AND LICENSES

     The Company has certain patents, trademarks and licenses, none of which are material to the business.

COMPETITION

     The Company competes on a variety of factors such as price, freight costs, service, the availability of up-to-date technology, the ability to meet specific customer requests rapidly and the quality of the final products. Competitors include independent chemical manufacturers, integrated companies that supply their own internal requirements for the Company's products and manufacturers of automotive engine parts and fluid handling equipment. Products are sold in highly competitive markets.

CUSTOMERS; SEASONALITY; BACKLOGS

     The Company does not have any single customer, or a small number of customers, the loss of any one or more of which would have a material adverse effect on the Company. Sales of calcium chloride are concentrated in late spring and summer. Sales of soda ash to the glass container industry are somewhat seasonal because sales of beverage containers are stronger in the summer. Due to the nature of the Company's business, there are no significant backlogs.

ENVIRONMENTAL MATTERS

     Regulation. The Company's various inorganic chemical manufacturing operations, which have been conducted at a number of facilities for many years, are subject to numerous laws and regulations relating to the protection of human health and the environment in the U.S. and Canada. The Company believes that it is in substantial compliance with such laws and regulations. However, as a result of its operations, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. Based on information available at this time with respect to potential liability involving these proceedings and inquiries, the Company believes that any such liability will not have a material adverse effect on its financial position or results of operations. However, modifications of existing laws and regulations or the adoption of new laws and regulations in the future, particularly with respect to environmental and safety standards, or discovery of any additional or unknown environmental contamination, if any, could require capital expenditures which might be material or otherwise impact the Company's operations. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters.'

     Accruals/Insurance. The Company's accruals for environmental liabilities are recorded based on current interpretation of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Accruals for environmental matters were $16.6 million and $16.3 million at December 31, 1995 and 1996, respectively. The Company maintains a comprehensive insurance program, including customary comprehensive general liability insurance for bodily injury and property damage caused by various activities and occurrences and significant excess coverage to insure against catastrophic occurrences. However, it does not maintain any insurance other than as described above for potential liabilities related specifically to remediation of existing or future environmental contamination, if any. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters.'

     The Company has an established program to ensure that its facilities comply with environmental laws and regulations. Expenditures made pursuant to this program approximated $12.0 million in 1996 (of which approximately $3.9 million represented capital expenditures and approximately $8.1 million related to ongoing operations and the management and remediation of hazardous substances). Expenditures for 1995 approximated $11.4 million (of which approximately $3.5 million represented capital expenditures and approximately $7.9 million related to ongoing operations and the management and remediation of hazardous substances). The Company expects similar expenditures in 1997 to be in the range of $12.0 million to $14.0 million; however, should environmental laws and regulations affecting the Company's operations become more stringent, the Company's costs for environmental compliance could increase above such range.

     Additionally, the Comprehensive Environmental Response Compensation and Liability Act of 1980 ('CERCLA'), as amended, and similar state Superfund statutes have been construed as imposing joint and several liability on present and former owners and operators of contaminated sites and transporters and generators of hazardous substances for remediation of contaminated properties regardless of fault. The Company has received written notice from the Environmental Protection Agency (the 'EPA') that it has been identified as a potentially responsible party ('PRP') under CERCLA at three Superfund sites. With respect to two of these sites, the Company does not believe that its liability, if any, arising therefrom will be material to its results of operations or financial condition. With respect to the third site, known as the Avtex site, which is located in Front Royal, Virginia, the Company has provided for the estimated costs of certain activities requested by the EPA at the site in its accrual for environmental liabilities. In addition, Congress continues to consider the reauthorization of and modifications to CERCLA. Because Congress has not yet acted with respect to CERCLA, the Company does not have sufficient information to ascertain the impact any change might have on the Company's potential liabilities, if any.

     Pending Proceedings. At any time, the Company potentially may be involved in proceedings with various regulatory authorities which could require the Company to pay fines and penalties relating to violations of environmental laws and regulations at its sites, or to remediate contamination at some of these sites, to comply with applicable standards or other requirements, or to incur capital expenditures to add or change certain pollution control equipment or processes at its sites. Again, although the amount of any liability that could arise with respect to these matters cannot be accurately predicted, it is the opinion of management that the ultimate resolution of these matters will have no material adverse effect on the Company's operations or financial condition. The following information addresses those matters of which the Company is presently aware.

     On January 30, 1996 the Ontario Ministry of Natural Resources (the 'Ministry') issued an order to the Company to cease solution mining activities in certain sections of the Amherstburg plant's brine well fields until the Company completed a review of, among other things, the stability and interconnectivity of certain of the brine caverns and submitted certain required records and data. Under the order, as modified by the Ministry in February 1996, the Company's production was impacted during the first quarter of 1996. Subsequent to that time, studies were performed and information generated by a consultant to the Company which demonstrated the stability of the brine wells in a manner satisfactory to the Ministry, which, during the third quarter of 1996, granted permission to the Company to recommence solution mining in the majority of the brine wells covered by the original order. Additionally, in the third and fourth quarters of 1996, the Ministry granted new licenses to the Company to drill and commence development of brine wells on the additional brine field properties acquired as part of the Company's raw material sourcing program. In this regard, four new brine wells have been established as part of the initial development phase of additional brine sources for the plant. Although the Company's production is no longer impacted by a shortage of brine, the Company continues to work with consultants experienced in solution mining to expand and upgrade its solution mining activity relating to the Amherstburg facility.

     By letter dated March 22, 1990 from the EPA, the Company received a Notice of Potential Liability pursuant to Section 107(a) of CERCLA with respect to a site located in Front Royal, Virginia (the 'Avtex Site'), owned at the time by Avtex Fibers, Inc., which has since filed for bankruptcy. A sulfuric acid plant adjacent to the main Avtex Site was previously owned and operated by the Company (the 'acid plant'). The letter requested that the Company perform certain activities at the acid plant including providing site security, preventing discharges, removing certain specific residue and sludges from two storage vessels and the transfer line to the main Avtex facility and determining the extent of contamination at the site, if any. In April 1991, the Company submitted a draft work plan with respect to the acid plant including each of the activities requested by the EPA discussed above. The Company has provided for the estimated costs of $1.6 million for these activities in its accrual for environmental liabilities. The EPA has not yet responded to this work plan, nor has it requested that an initial investigation and feasibility study for the acid plant be performed. As a result, the extent of remediation required, if any, is unknown. The Company believes that the acid plant is separate and divisible from the main Avtex Site and, as a result, is not subject to any liability for costs related thereto. The Company will continue to vigorously assert this position with the EPA. There has been very limited contact by the EPA with the Company since 1993, as it appears that the EPA is focused on remediation activities at the main Avtex site.

EMPLOYEES/LABOR RELATIONS

     As of December 31, 1996, the Company had 2,256 employees, 852 of whom were full-time salaried employees, 1,248 were full-time hourly employees covered under 25 different union contracts and 156 were hourly employees working in nonunion facilities.

     The Company's 25 union contracts have durations which vary from two to four years. Since 1986, the Company has been involved in 119 labor negotiations, only five of which have resulted in work disruptions. During these disruptions, management has operated the plants and supplied customers without interruption until the labor disruptions were settled and new contracts were agreed upon. In this respect, several contacts, including the contracts covering employees at the Company's North Claymont, Delaware, and Richmond, California, facilities, will be up for renewal during 1997.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

     Set forth below is information with respect to each of the Company's executive officers and/or key employees.

     *  Executive  Officers  of  the  Company's  General  Chemical   Corporation
('General Chemical') subsidiary.

     Richard R. Russell, 53, President, Chief Executive Officer and Director of the Company, has held such positions since 1994. Mr. Russell is also the President and Chief Executive Officer and a Director of General Chemical, positions he has held since 1986.

     Ralph M. Passino, 45, Vice President and Chief Financial Officer of the Company has held such positions since 1994. Mr. Passino is also Chief Financial Officer and Vice President of Administration of General Chemical, positions he has held since 1986, and a Director of General Chemical, a position he has held since 1994.

     * DeLyle Bloomquist, 38, Vice President and General Manager-Industrial Chemicals of General Chemical since 1996. Between 1995 and 1996, Mr. Bloomquist had been the Director of the Company's Corporate Distribution Department. Between 1993 and 1995, Mr. Bloomquist served as Controller-Industrial Chemicals. Between 1991 and 1993, Mr. Bloomquist had been the Manager of Services at the Company's Green River Soda Ash operations.

     * Bodo B. Klink, 59, Vice President Business Development and Services of General Chemical since 1996. Mr. Klink was Vice President of Marketing between 1993 and 1996. Mr. Klink had been General Manager-Water Treatment Chemicals from 1991 to 1993.

     * James N. Tanis, 52, Vice President and General Manager-Derivative Products and Services of General Chemical. Mr. Tanis has held this position since 1987.

     * Edward J. Waite, III, 49, Vice President, General Counsel and Secretary of General Chemical. Mr. Waite has held this position since 1989.

     * James A. Wilkinson, 55, Vice President of Manufacturing of General Chemical. Mr. Wilkinson has held this position since 1986.

ITEM 2. PROPERTIES

     In conducting its operations, the Company uses properties having offices, storage facilities or manufacturing facilities at 87 locations throughout the United States, Canada and the Philippines. Thirty-five of these properties are leased while the remainder are owned by the Company. The leased properties are occupied under rental agreements having terms ranging up to six years and under month-to-month tenancies. The Company's headquarters is located in Hampton, New Hampshire.

     The locations and uses of certain major properties of the Company are as follows:

                                                       LOCATION                                   USE
                                                       --------                                   ---
United States.......................     *  Pittsburg, California                 Manufacturing Facility
                                         *  Richmond, California                  Manufacturing Facility
                                         *  North Claymont, Delaware              Manufacturing Facility,
                                                                                    Offices and Warehouse
                                         *  East St. Louis, Illinois              Manufacturing Facility
                                        **  Hampton, New Hampshire                Offices
                                        **  Parsippany, New Jersey                Offices
                                            Solvay, New York                      Manufacturing Facility
                                            Weaverville, North Carolina           Manufacturing Facility,
                                                                                    Offices and Warehouse
                                            Perrysburg, Ohio                      Manufacturing Facility
                                                                                    and Offices
                                            Toledo, Ohio                          Manufacturing Facility
                                         *  Marcus Hook, Pennsylvania             Manufacturing Facility,
                                                                                    Offices and Warehouse
                                         *  Anacortes, Washington                 Manufacturing Facility
                                            Racine, Wisconsin                     Manufacturing Facility
                                                                                    and Offices
                                            Green River, Wyoming                  Trona Mine and Manufacturing
                                                                                    Facility
Canada..............................        Amherstburg, Ontario                  Manufacturing Facility
                                                                                    and Undeveloped Lots
                                        **  Mississauga, Ontario                  Offices
                                            Valleyfield, Quebec                   Manufacturing Facility

------------

* Each of the indicated has been mortgaged as security by General Chemical for the U.S. Revolving Credit Facility and Bank Term Loan.

** Leased.

                            ------------------------

     The Company's Green River plant  has a nameplate capacity of  approximately
2.4 million tons of soda ash per year. The plant is owned by GCSAP, a partnership of which General Chemical is the managing partner and in which General Chemical has a 51 percent equity interest, The Andover Group, Inc., which is a wholly owned subsidiary of ACI International Limited, has a 25 percent equity interest and TOSOH Wyoming, Inc., which is a wholly owned subsidiary of TOSOH America, Inc., has a 24 percent equity interest. Each partner is prohibited from transferring its interest in GCSAP or withdrawing from GCSAP without the prior written consent of the other partners.

     In addition to such restrictions on the transfer of interests in GCSAP, there are certain restrictions and obligations with respect to the transfer of either General Chemical's interest in GCSAP or the voting securities of General Chemical. For further information, see Note 6 of Notes to the Consolidated Financial Statements.

     Reserves. The Company mines trona ore under leases with the United States government, the State of Wyoming, and the Union Pacific Resources Corporation. The Company's trona reserves and mines are located in the Green River, Wyoming, area.

     The Company's estimated proven reserves within bed No. 17, which the Company is currently mining, consist of approximately 92.5 million tons of extractable ore. At the 1996 operating rate of 2.2 million tons of soda ash per year (4.1 million tons of trona ore), there is approximately a 23-year supply. For the three years ended December 31, 1996, annual production of trona ore averaged approximately 4.0 million tons. In addition, the Company's reserves contain three other major minable trona beds containing approximately 324 million tons of extractable ore. These beds, which may require significant capital to access, will provide more than 79 years of added reserves based on current operating rates.

     At the Company's synthetic soda ash plant in Amherstburg, Ontario, Canada, the Company uses salt and limestone as its raw materials. Based on current production levels the Company has approximately 30 years of salt reserves. Limestone reserves owned by the Company total approximately 15 years, with an option on an additional six years of reserves. However, the Company is not currently utilizing its limestone reserves and is instead purchasing all of its limestone requirements under a long-term contract with a major limestone producer due to the economic benefit of using purchased limestone.

ITEM 3. LEGAL PROCEEDINGS

     Richmond Works July 26, 1993 Incident. On July 26, 1993, a pressure relief device on a railroad tank car containing oleum that was being unloaded at the Company's Richmond, California, facility ruptured during the unloading process, causing the release of a significant amount of sulfur trioxide. Approximately 150 lawsuits seeking substantial amounts of damages were filed against the Company on behalf of in excess of 60,000 claimants in municipal and superior courts of California (Contra Costa and San Francisco counties) and in federal court (United States District Court for the Northern District of California). All state court cases were coordinated before a coordination trial judge (In Re GCC Richmond Work Cases, JCCP No. 2906) and the federal court cases were stayed until completion of the state court cases.

     After several months of negotiation under the supervision of a settlement master, the Company and a court-approved plaintiffs' management committee executed a comprehensive settlement agreement which resolved the claims of approximately 95 percent of the claimants who filed lawsuits arising out of the July 26th incident, including the federal court cases. After a final settlement approval hearing on October 27, 1995, the coordination trial judge approved the settlement on November 22, 1995.

     Pursuant to the terms of the settlement agreement, the Company, with funds to be provided by its insurers pursuant to the terms of the insurance policies described below, has agreed to make available a maximum of $180 million to implement the settlement. Various 'funds' and 'pools' are established by the settlement agreement to compensate claimants in different subclasses who meet certain requirements. Of this amount, $24 million has been allocated for punitive damages, notwithstanding the Company's strong belief that punitive damages are not warranted. The settlement also makes available $23 million of this $180 million for the payment of legal fees and litigation costs to class counsel and the plaintiffs' management committee.

     The settlement agreement provides, among other things, that while claimants may 'opt out' of the compensatory damages portion of the settlement and pursue their own cases separate and apart from the class settlement mechanism, they have no right to opt out of the punitive damages portion of the settlement. Consequently, under the terms of the settlement, no party may seek punitive
damages  from  the  Company  outside  of  those  provided  by  the   settlement.
Approximately 2,800 claimants, which constitutes less than 5 percent of the total number of claimants, have elected to so opt out. Except with respect to compensatory damage claims by claimants electing to opt-out, the settlement fully releases from all claims arising out of the July 26, 1993 incident the Company and all of its related entities, shareholders, directors, officers and employees, and all other entities who have been or could have been sued as a result of the July 26th incident, including all those who have sought or could seek indemnity from the Company.

     Notices of appeal of all or portions of the settlement approved by the court have been filed by five law firms representing approximately 2,750 of the opt-outs, with 2,700 of these claimants represented by the same law firm. Virtually all of these claimants have not specified the amount of their claims in court documents, although the Company believes that their alleged injuries are no different in nature or extent than those alleged by the settling claimants. On May 8, 1996, the California Court of Appeals dismissed each of the appeals that had been filed challenging the trial court's approval of the class action settlement. The Court of Appeals dismissed the appeal relating to the trial court's rulings on plaintiffs' attorneys' fees on the ground that the appealing attorneys lacked standing to appeal. The Court of Appeals also dismissed each of the other grounds for appeal, ruling that the trial court's orders and rulings approving the settlement were not presently appealable, if at all, by the appealing claimants since they had all elected to opt out of the settlement. The appealing attorneys and some of the appealing claimants filed a petition for review with the California Supreme Court which, on August 15, 1996, elected not to review the Court of Appeals' decision.

     The settlement includes various terms and conditions designed to protect the Company in the event that the settlement as approved by the court is overturned or modified on appeal. If such an overturn or modification occurs, the Company has the right to terminate the settlement and make no further settlement payments, and any then unexpended portions of the settlement proceeds (including, without limitation, the $24 million punitive damage fund) would be available to address any expenses and liabilities that might arise from any such an overturn or modification. In addition, in the event that the settlement as approved by the court is overturned or modified on appeal, the release document signed by settling claimants contains language which fully releases the Company from any further claims, either for compensatory or punitive damages, arising out of the July 26, 1993 incident. The Company has presently obtained releases from over 94 percent of the settling claimants and believes that it will have obtained the majority of releases from the remaining settling claimants prior to any such appeal being ruled on by an appellate court.

     It is possible that one or more of the opt-out claimants, once their opt-out cases are finally litigated through trial, may attempt to refile all or a portion of the appeals that were dismissed by the California Court of Appeals. While there can be no assurances regarding how an appellate court might rule in the event of a refiling of an appeal of the settlement, the Company believes that the settlement will be upheld on appeal. In the event of a reversal or modification of the settlement on appeal, with respect to lawsuits by any then remaining claimants (opt-outs and settling claimants who have not signed releases) the Company believes that, whether or not it elects to terminate the settlement in the event it is overturned or modified on appeal, it will have adequate resources from its available insurance coverage to vigorously defend these lawsuits through their ultimate conclusion, whether by trial or settlement. However, in the event the settlement is overturned or modified on appeal, there can be no assurance that the Company's ultimate liability resulting from the July 26, 1993 incident would not exceed the available insurance coverage by an amount which could be material to its financial condition or results of operations, nor is the Company able to estimate or predict a range of what such ultimate liability might be, if any.

     The Company has insurance coverage relating to this incident which totals $200 million. The first two layers of coverage total $25 million with a sublimit of $12 million applicable to the July 26, 1993 incident, and the Company also has excess insurance policies of $175 million over the first two layers. The Company reached an agreement with the carrier for the first two layers whereby the carrier paid the Company $16 million in settlement of all claims the Company had against that carrier. In the third quarter of 1994, the Company recorded a $9 million charge to earnings for costs which the Company incurred related to this matter. The Company's excess insurance policies, which are written by two Bermuda-based insurers, provide coverage for compensatory as well as punitive damages. Both insurers have executed agreements with the Company confirming their respective commitments to fund the settlement as required by their insurance policies with the Company and as described in the settlement agreement. In addition, these same insurers currently continue to provide substantially the same insurance coverage to the Company.

     Milwaukee Litigation. In March 1993, an outbreak of cryptosporidia occurred in the public water supply of the City of Milwaukee. As a result of that incident, several lawsuits have been filed with the Milwaukee County Circuit Court against one or more of the City of Milwaukee, its Department of Public Works, Sara Lee Corporation, E.D. Wesley Co., Peck Foods Corporation, certain hotels, numerous insurance companies, several municipalities and the Company. The complaints generally allege, among other things, that the outbreak was caused when certain defendants other than the Company illegally disposed of waste into the water supply, and that the City of Milwaukee failed to properly operate its water treatment plant in a manner that would have prevented the outbreak. The principal allegations against the Company are that a water treatment chemical sold to the City of Milwaukee by the Company should have removed the bacteria and failed to do so and that the Company consulted with the City concerning the water purification.

     One of the suits (Markwiese, et al v. Peck Foods Corporation, et al filed in 1993) had been certified, prior to the service of a complaint against the Company, as a class action in favor of all persons who sustained damage as a result of the wrongful acts of the various defendants. Subsequently, the Company and the City of Milwaukee challenged, among other things, the class certification, and the Wisconsin Court of Appeals remanded this matter to the trial court for a determination of how certain issues impact whether class certification was appropriate. It is expected that these issues will be argued later in 1997 before a new trial judge.

     In addition to the Markwiese action, several other lawsuits have since been filed by the same lead attorneys in the Circuit Court of Milwaukee County against the same basic group of defendants, including two multi-party actions, Quandt et al v. Northbrook Property and Casualty Insurance Co. filed in 1994 and Winiarski et al v. Peck Foods et al filed in 1996, on behalf of a total of 98 plaintiffs. The unspecified damages sought by these various complaints is alleged to be 'far in excess of $1.0 million dollars' for personal injury, economic loss, emotional distress, pain and suffering, medical expenses and punitive damages.

     The Company has denied all material allegations of the complaints and will continue to defend these lawsuits vigorously. The Company further believes that its available insurance provides adequate coverage in the event of an adverse result in this matter, and that this matter will not have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No items were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol 'GCG.' The high and low recorded sales prices of the Company's Common Stock during fiscal year 1996 are set forth in the table below.

                                                                                              1996
                                                                                        ----------------
                                                                                         HIGH      LOW
                                                                                        ------    ------
2nd Quarter..........................................................................   $20.75    $17.50
3rd Quarter..........................................................................    20.63     16.75
4th Quarter..........................................................................    23.63     18.50

     As of March 20, 1997, there were 72 stockholders of record of the Company's Common Stock and 3 stockholders of record of the Company's Class B Common Stock.

DIVIDENDS

     The Company has declared quarterly cash dividends of $.05 on each share of Common Stock and Class B Common Stock for each quarter since May 1996 with the second quarter cash dividend being prorated from the IPO date to $.025. The
Company expects to continue its policy of paying regular quarterly cash dividends of $.05. Although management believes that such a dividend is appropriate, the declaration of dividends is dependent upon the Company's earnings, financial position and other relevant business conditions. The current dividend policy will be reviewed by the Company's Board of Directors from time to time. No dividend will be payable unless permitted by applicable law, declared by the Board of Directors and adequate funds are available therefor. During 1996, cash dividends of $.075 per share were paid. For further information, see the information contained under the caption 'Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources.'

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data of the Company has been derived from and should be read in conjunction with the Company's Consolidated Financial Statements. The Company's Consolidated Financial Statements for the three years ended December 31, 1996 have been audited by Deloitte & Touche LLP, the Company's independent auditors, and are included elsewhere in this report:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------------------------------
                                                                  1992           1993         1994         1995           1996
                                                                ---------      ---------    ---------    ---------      ---------
                                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS:
    Net revenues.............................................   $ 544,704      $ 518,718    $ 525,912    $ 550,871      $ 623,659
    Cost of sales............................................     378,205        363,268      361,637      387,255        422,633
    Gross profit.............................................     166,499        155,450      164,275      163,616        201,026
    Selling, general and administrative expense..............      57,927         58,330       57,034       56,619         71,810(8)
    Richmond incident costs..................................      --             --            9,000       --             --
    Operating profit.........................................     108,572         97,120       98,241      106,997        129,216(8)
    Minority interest........................................      24,314         17,733       16,957       19,458         31,635
    Interest income..........................................       4,131          3,019        2,487        2,937          2,433
    Foreign currency transaction (gains) losses..............       3,585          1,719        4,004       (1,382)          (169)
    Other (income) expense...................................         504           (651)          63          735            704
    Income before interest, income taxes, extraordinary item
      and cumulative effect of accounting change.............      84,300         81,338       79,704       91,123         99,479(8)
    Interest expense.........................................      42,047         37,917       33,006       26,704         23,748
    Income before income taxes, extraordinary item and
      cumulative effect of accounting change.................      42,253         43,421       46,698       64,419         75,731(8)
    Income tax provision.....................................      18,442         16,185       18,393       43,326(1)      29,123
    Income before extraordinary item and cumulative effect of
      accounting change......................................      23,811         27,236       28,305       21,093(1)      46,608(8)
    Net income (loss)(2).....................................   $ (17,617)(3)  $  25,151    $  20,102    $  21,093(1)   $  46,608(8)
                                                                ---------      ---------    ---------    ---------      ---------
                                                                ---------      ---------    ---------    ---------      ---------
PER SHARE:(4)
    Income before extraordinary item and cumulative effect of
      accounting change......................................   $    1.21      $    1.38    $    1.43    $    1.07(1)   $    2.13(8)
    Net income (loss)........................................        (.89)(3)       1.27         1.02         1.07(1)        2.13(8)
    Dividends................................................        2.84            .49          .70         1.00            .13
    Weighted average number of shares outstanding............   19,736,842     19,736,842   19,736,842   19,736,842     21,921,133
OTHER DATA:
    Capital expenditures.....................................   $  18,141      $  20,221    $  28,503    $  34,093      $  54,165
    Depreciation and amortization(5).........................      27,916         25,826       25,062       27,095         28,619
BALANCE SHEET DATA (AT END OF PERIOD):
    Cash, cash equivalents and short-term investments........   $  56,199      $  43,818    $  28,701    $  19,025      $  51,700
    Adjusted working capital(6)..............................      10,675         (6,252)       4,471       12,484         23,847
    Total assets.............................................     446,861        425,944      433,627      431,325        485,137
    Long-term debt(7)........................................     366,322        306,200      304,750      291,495        234,609
    Total equity (deficit)...................................    (237,968)      (223,051)    (216,831)    (215,336)      (119,753)

------------

(1) The Company recorded a nonrecurring charge to income tax expense of $17.1 million ($.87 per share) for all years prior to 1995 related to Internal Revenue Service (the 'IRS') examinations. See Note 3 of Notes to the Consolidated Financial Statements.

(2) During 1993 and 1994 the Company recorded extraordinary losses of $2.1 million and $8.2 million, respectively, related to the early retirement of certain outstanding indebtedness.

(3) The Company implemented Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions, on the immediate recognition basis effective January 1, 1992, which resulted in an after-tax charge of $41.4 million.

(4) Adjusted for all periods presented to reflect a 202,994.4539 per share stock dividend effected as of October 17, 1994.

(5) Consolidated  depreciation  and   amortization  excluding  amortization   of
    deferred financing costs.

(6) Adjusted working capital consists of total current assets (excluding cash and short-term investments) less total current liabilities (excluding the current portion of long-term debt).

(7) Includes the current portion of long-term debt.

(8) Includes a one-time charge of $12.5 million ($7.6 million after tax or $.34 per share) due primarily to awards made under the Restricted Unit Plan, reflecting the portion earned under prior equity programs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The General Chemical Group Inc., which has a history dating back to 1899, is a diversified manufacturing company predominantly engaged in the production of inorganic chemicals, with manufacturing facilities located in the United
States and Canada. Through its Chemical Segment, the Company is a leading producer of soda ash in North America, and a major North American supplier of calcium chloride, sodium and ammonia salts, sulfites, nitrites, aluminum-based chemical products, printing plates and refinery and chemical regeneration services to a broad range of industrial and municipal customers. Through its Manufacturing Segment, the Company manufactures precision and highly engineered stamped and machined metal products, principally automotive engine parts.

     Sales in 1996 rose to a record $623.7 million from $550.9 million in 1995, a gain of 13 percent, net income increased to $46.6 million, or $2.13 per share, from $21.1 million, or $1.07 per share, in the prior year. Excluding the effects of a one-time charge of $7.6 million, or $0.34 per share, primarily related to the initial public offering in 1996 and a one-time charge of $17.1 million, or $0.87 per share, relating to taxes in 1995, earnings per share in 1996 improved 27 percent to a record $2.47 compared with $1.94 in 1995.

     The higher sales recorded in 1996 were attributable to gains in both segments. Within the Chemical Segment, the industrial chemical product lines were led by strong pricing gains in soda ash. The Company's natural soda ash facility in Green River, Wyoming and the synthetic soda ash facility in Amherstburg, Ontario, were essentially sold out for the second consecutive year. During 1997, additional soda ash capacity from the recent expansion at the Company's Green River, Wyoming, facility, will allow the Company to continue to take advantage of the growth in exports. Although pricing is expected to be down in 1997 due to expansions by several producers that took place last year, industry operating rates are expected to remain high.

     The second component of the Chemical Segment, the derivative products and services product lines, also posted a strong performance in 1996 due to volume gains in all product lines. The performance was bolstered by the expansion of the Company's two West Coast sulfuric acid regeneration plants and good growth in products that serve the water treatment and semiconductor markets.

     Rapid  growth was achieved during 1996  in the Manufacturing Segment due to
the  Company's  successful  launch   of  higher-value-added  automotive   engine
components as well as new business from the Big Three auto manufacturers.

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the respective notes thereto included in
Item  8. This report  contains forward-looking statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in such statements as a result of the following risk factors: risks and uncertainties in connection with business conditions in the markets the Company serves and in the general economy, and the impact of competitive products and pricing, in particular, the price of soda ash.

RESULTS OF OPERATIONS

     The following table sets forth certain income statement data for each of the three years in the period ended December 31, 1996 (dollars in millions).

                                                                                YEARS ENDED DECEMBER 31,
                                                                   --------------------------------------------------
                                                                        1994              1995              1996
                                                                   --------------    --------------    --------------

Net revenues....................................................   $525.9    100%    $550.9    100%    $623.7    100%
Cost of sales...................................................    361.6     69      387.3     70      422.6     68
                                                                   ------    ----    ------    ----    ------    ---
Gross profit....................................................    164.3     31      163.6     30      201.1     32
Selling, general and administrative expense.....................     57.0     11       56.6     10       71.8(2)  12
Richmond incident costs.........................................      9.0      2       --      --        --      --
                                                                   ------    ----    ------    ----    ------    ---
Operating profit................................................     98.3     19      107.0     19      129.2     20
Interest expense................................................     33.0      6       26.7      5       23.7      4
Interest income.................................................      2.5    --         2.9      1        2.4    --
Foreign currency transaction (gains)/losses.....................      4.0      1       (1.4)   --         (.2)   --
Other expense, net..............................................       .1    --          .7    --          .8    --
Minority interest...............................................     17.0      3       19.5      4       31.6      5
                                                                   ------    ----    ------    ----    ------    ---
Income before income taxes and extraordinary item...............     46.7      9       64.4     12       75.7     12
Income tax provision............................................     18.4      4       43.3(1)   8       29.1      5
                                                                   ------    ----    ------    ----    ------    ---
Income before extraordinary item................................     28.3      5       21.1      4       46.6      7
Extraordinary item -- loss from extinguishment of debt (net of
  tax)..........................................................      8.2      1       --      --        --      --
                                                                   ------    ----    ------    ----    ------    ---
Net income......................................................   $ 20.1      4%    $ 21.1      4%    $ 46.6      7%
                                                                   ------    ----    ------    ----    ------    ---
                                                                   ------    ----    ------    ----    ------    ---

------------

Note: May not add due to rounding.

(1) Includes nonrecurring charge to income tax expense of $17.1 million for all years prior to 1995 related to IRS examinations. See Note 3 of Notes to the Consolidated Financial Statements.

(2) Includes a one-time charge of $12.5 million ($7.6 million after-tax or $.34 per share) due primarily to awards made under the Restricted Unit Plan, reflecting the portion earned under prior equity programs.

1996 COMPARED WITH 1995

     Net revenues were $623.7 million for 1996 compared with $550.9 million for 1995, or an increase of 13 percent. Higher Chemical Segment sales were the result of favorable soda ash pricing and improved volume across all product lines. Higher Manufacturing Segment sales were the result of volume and product mix improvements toward higher-value automotive engine parts.

     Gross profit increased 23 percent to $201.1 million for 1996 compared with $163.6 million for 1995. Gross profit as a percentage of sales increased to 32 percent for 1996 versus 30 percent for 1995. Favorable soda ash pricing and higher volume, offset in part by higher manufacturing expenses, account for the above-mentioned increase.

     Selling, general and administrative expense as a percentage of net revenues increased from 10 percent to 12 percent for 1996. This increase is due to the recording of a one-time charge of $12.5 million related primarily to a new Restricted Unit Plan created by the Company which replaced certain prior equity programs.

     The $3.0 million decrease in interest expense for 1996 compared with 1995 was primarily due to lower outstanding debt balances.

     Interest income for 1996 was $2.4 million, which approximated prior-year levels.

     The foreign currency transaction gain for 1996 was $0.2 million compared with a $1.4 million gain in 1995, principally due to the impact of exchange rate fluctuations on a $52 million U.S.-denominated loan of the Company's Canadian subsidiary. The impact of these foreign currency transaction gains on this loan was noncash.

     Other expense for 1996 of $0.8 million was essentially at the prior-year level.

     Minority interest for 1996 was $31.6 million compared with $19.5 million for 1995, reflecting higher earnings due to favorable soda ash pricing of GCSAP.

     Net income for 1996 was $46.6 million versus $21.1 million for 1995, reflecting the foregoing, and the nonrecurring charge to income tax expense recorded in 1995.

1995 COMPARED WITH 1994

     Net revenues were $550.9 million for 1995 compared with $525.9 million for 1994. This increase in net revenues of 5 percent was primarily the result of higher soda ash sales in the Chemical Segment, reflecting favorable pricing and higher volumes, and higher Manufacturing Segment sales as the result of volume and product mix improvements toward higher-value automotive engine parts, reflecting market share gains at the Big Three automotive manufacturers. Lower calcium chloride volumes partially offset these increases.

     Gross profit decreased slightly to $163.6 million from 1995 compared with $164.3 million for 1994. Gross profit as a percentage of sales decreased to 30 percent for 1995 versus 31 percent for 1994. Higher manufacturing expenses and a change in sales mix, partially offset by favorable soda ash pricing, accounted for this decrease.

     Selling, general and administrative expense was 10 percent of net revenues in 1995 versus 11 percent in 1994 due to the higher sales level and lower spending.

     The $6.3 million decrease in interest expense for 1995 compared with 1994 was primarily due to the early retirement of General Chemical Corporation's Senior Secured 14% Second Priority Notes in November 1994.

     Interest income for 1995 was $2.9 million compared with $2.5 million for 1994. The increase was primarily due to a full year of interest income on notes receivable in 1995 versus eight months for 1994.

     The foreign currency transaction gain for 1995 was $1.4 million compared with a $4.0 million loss in 1994, principally due to the impact of exchange rate fluctuations on a $52 million U.S.-denominated loan of the Company's Canadian subsidiary. The impact of these foreign currency transaction (gains) losses on this loan was noncash.

     Other expense for 1995 included losses on disposal of assets of $1.0 million. Other expense for 1994 included a pension-curtailment gain of $1.2 million, partially offset by losses on disposal of assets of $1.0 million.

     Minority interest for 1995 was $19.5 million compared with $17.0 million for 1994, reflecting higher earnings of GCSAP.

     Net income for 1995 was $21.1 million versus $20.1 million for 1994, due to the foregoing, a nonrecurring charge to income tax expense in 1995 of $17.1 million and an extraordinary item of $8.2 million in 1994 related to the early extinguishment of debt.

ACCOUNTING PRONOUNCEMENTS

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ' ('FAS 121'), which the Company adopted in 1996. This statement requires the Company to review and adjust the carrying amount of long-lived assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of FAS 121 did not have a material effect on the Company's results of operations or financial condition.

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, 'Accounting for Stock-Based Compensation' ('FAS 123'), which the Company adopted in 1996. This statement allows the Company to retain the current method of accounting for employee stock-based compensation arrangements with certain additional disclosures. The new standard did not have a material effect on the Company's financial statements. See Note 10 of the Notes to the Consolidated Financial Statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $51.7 million at December 31, 1996 compared with $19.0 million at December 31, 1995. During 1996 the Company generated cash flow from operating activities of $90.8 million, received proceeds from the initial public offering of $40.6 million, received $14.0 million from the repayment of related-party loans, made capital expenditures of $54.2 million and made net repayments of $56.9 million of long-term debt.

     The Company had working capital of $58.2 million at December 31, 1996 compared with $9.6 million at December 31, 1995. The increase in working capital reflects higher accounts receivable and cash balances, coupled with lower accrued liabilities.

     General Chemical has a revolving credit facility which expires on March 31, 1999 and allows for borrowings up to $130 million, including letters of credit of up to $30 million.

     GC Canada has a revolving credit facility of $15 million (Canadian) (approximately $11 million U.S.), which expires on June 22, 1998 and is subject to one-year extensions at GC Canada's request and at the lender's discretion. This revolving credit facility is secured by the receivables and inventory of GC Canada and bears interest at a rate equal to a spread over a reference rate chosen by GC Canada from various options.

     While certain of the Company's subsidiaries' debt facilities are outstanding, the Company's subsidiaries must meet specific financial tests on an ongoing basis, which are customary for these types of facilities. Except as provided by applicable corporate law, there are no restrictions on the Company's ability to pay dividends from retained earnings. However, the payment of cash dividends by the Company's subsidiaries to the Company are subject to certain restrictions under the terms of various agreements covering the Company's subsidiaries' long-term debt. Toledo, PDI and Balcrank are not permitted under each subsidiary's respective debt agreements to pay cash dividends. Assuming certain financial covenants are met, General Chemical is permitted to pay cash dividends of up to 50 percent of the net income (subject to certain adjustments) of General Chemical for the applicable period. Consequently, the Company's ability to pay cash dividends on Common Stock may effectively be limited by such agreements. At December 31, 1996, approximately $51 million was available for dividend payments in accordance with these covenants.

     The Company anticipates that the capital spending level for 1997 will approximate the prior-year level. Management believes that the Company's cash flow will be sufficient to cover its future interest expense, capital expenditures, debt maturities and working capital requirements.

     Richmond Works July 26, 1993 Incident. On July 26, 1993, a pressure relief device on a railroad tank car containing oleum that was being unloaded at the Company's Richmond, California, facility ruptured during the unloading process, causing the release of a significant amount of sulfur trioxide. Approximately 150 lawsuits seeking substantial amounts of damages were filed against the Company on behalf of in excess of 60,000 claimants in municipal and superior courts of California (Contra Costa and San Francisco counties) and in federal court (United States District Court for the Northern District of California). All state court cases were coordinated before a coordination trial judge (In Re GCC Richmond Works Cases, JCCP No. 2906) and the federal court cases were stayed until completion of the state court cases.

     After several months of negotiation under the supervision of a settlement master, the Company and a court-approved plaintiffs' management committee executed a comprehensive settlement agreement which resolved the claims of approximately 95 percent of the claimants who filed lawsuits arising out of the July 26th incident, including the federal court cases. After a final settlement approval hearing on October 27, 1995, the coordination trial judge approved the settlement on November 22, 1995. Pursuant to the terms of the settlement agreement, the Company, with funds to be provided by its insurers pursuant to the terms of the insurance policies described below, has agreed to make available a maximum of $180 million to implement the settlement. In addition, the settlement agreement provides, among other things, that while claimants may 'opt out' of the compensatory damages portion of the settlement and pursue their own cases separate and apart from the class settlement mechanism, they have no right to opt out of the punitive damages portion of the settlement. Consequently, under the terms of the settlement, no party may seek punitive damages from the Company outside of those provided by the settlement.

     Notices of appeal of all or portions of the settlement approved by the court have been filed by five law firms representing approximately 2,750 of the opt-outs, with 2,700 of these claimants represented by the same law firm. Virtually all of these claimants have not specified the amount of their claims in court documents, although the Company believes that their alleged injuries are no different in nature or extent than those alleged by the settling claimants. On May 8, 1996, the California Court of Appeals dismissed each of the appeals that had been filed challenging the trial court's approval of the class action settlement. The Court of Appeals dismissed the appeal relating to the trial court's rulings on plaintiffs' attorneys' fees on the ground that the appealing attorneys lacked standing to appeal. The Court of Appeals also dismissed each of the other grounds for appeal, ruling that the trial court's orders and rulings approving the settlement were not presently appealable, if at all, by the appealing claimants since they had all elected to opt out of the settlement. The appealing attorneys and some of the appealing claimants filed a petition for review with the California Supreme Court which, on August 15, 1996, elected not to review the Court of Appeals' decision.

     It is possible that one or more of the opt-out claimants, once their opt-out cases are finally litigated through trial, may attempt to refile all or a portion of the appeals that were dismissed by the California Court of Appeals. While there can be no assurances regarding how an appellate court might rule in the event of a refiling of an appeal of the settlement, the Company believes that the settlement will be upheld on appeal. In the event of a reversal or modification of the settlement on appeal, with respect to lawsuits by any then remaining claimants (opt-outs and settling claimants who have not signed releases), the Company believes that, whether or not it elects to terminate the settlement in the event it is overturned or modified on appeal, it will have adequate resources from its available insurance coverage to vigorously defend these lawsuits through their ultimate conclusion, whether by trial or settlement. However, in the event the settlement is overturned or modified on appeal, there can be no assurance that the Company's ultimate liability resulting from the July 26, 1993 incident would not exceed the available insurance coverage by an amount which could be material to its financial condition or results of operations, nor is the Company able to estimate or predict a range of what such ultimate liability might be, if any.

     The Company has insurance coverage relating to this incident which totals $200 million. The first two layers of coverage total $25 million with a sublimit of $12 million applicable to the July 26, 1993 incident, and the Company also has excess insurance policies of $175 million over the first two layers. The Company reached an agreement with the carrier for the first two layers whereby the carrier paid the Company $16 million in settlement of all claims the Company had against that carrier. In the third quarter of 1994, the Company recorded a $9 million charge to earnings for costs which the Company incurred related to this matter. The Company's excess insurance policies, which are written by two Bermuda-based insurers, provide coverage for compensatory as well as punitive damages. Both insurers have executed agreements with the Company confirming their respective commitments to fund the settlement as required by their insurance policies with the Company and as described in the settlement agreement. In addition, these same insurers currently continue to provide substantially the same insurance coverage to the Company.

ENVIRONMENTAL MATTERS

     The Company has an established program to ensure that its facilities comply with environmental laws and regulations. Expenditures made pursuant to this program approximated $12.0 million in 1996 (of which approximately $3.9 million represented capital expenditures and approximately $8.1 million related to ongoing operations and the management and remediation of hazardous substances). Expenditures for 1995 approximated $11.4 million (of which approximately $3.5 million represented capital expenditures and approximately $7.9 million related to ongoing operations and the management and remediation of hazardous substances). The Company expects similar expenditures in 1997 to be in the range of $12.0 million to $14.0 million; however, should environmental laws and regulations affecting the Company's operations become more stringent, the Company's costs for environmental compliance could increase above such range.

     Additionally, CERCLA, as amended, and similar state Superfund statutes have been construed as imposing joint and several liability on present and former owners and operators of contaminated sites and transporters and generators of hazardous substances for remediation of contaminated properties regardless of fault. The Company has received written notice from the EPA that it has been identified under CERCLA as a PRP at three Superfund sites. With respect to two of these sites, the Company does not believe that its liability, if any, arising therefrom will be material to its results of operations or financial condition. With respect to the third site, known as the Avtex site, which is located in Front Royal, Virginia, the Company has provided for the estimated costs of certain activities requested by the EPA at the site in its accrual for environmental liabilities. See 'Business -- Environmental Matters -- Pending Proceedings.' In addition, Congress continues to consider the reauthorization of and modifications to CERCLA. Because Congress has not yet acted with respect to CERCLA, the Company does not have sufficient information to ascertain the impact any change might have on the Company's potential liabilities, if any.

INFLATION

     Inflation has had a minimal effect on the results of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See 'Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.'

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of THE GENERAL CHEMICAL GROUP INC.:

     We have audited the accompanying consolidated balance sheets of The General Chemical Group Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, changes in equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule in the Index at Item
14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The General Chemical Group Inc. and subsidiaries at December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basis financial statements taken as whole, presents fairly in all material respects the information set forth herein.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 14, 1997

                        THE GENERAL CHEMICAL GROUP INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                --------------------------------
                                                                                  1994        1995        1996
                                                                                --------    --------    --------
                                                                                     (IN THOUSANDS, EXCEPT
                                                                                        PER SHARE DATA)
Net revenues.................................................................   $525,912    $550,871    $623,659
Cost of sales................................................................    361,637     387,255     422,633
Selling, general and administrative expense..................................     57,034      56,619      71,810
Richmond incident costs......................................................      9,000       --          --
                                                                                --------    --------    --------
Operating profit.............................................................     98,241     106,997     129,216
Interest expense.............................................................     33,006      26,704      23,748
Interest income..............................................................      2,487       2,937       2,433
Foreign currency transaction (gains) losses..................................      4,004      (1,382)       (169)
Other expense, net...........................................................         63         735         704
                                                                                --------    --------    --------
Income before minority interest, income taxes and extraordinary item.........     63,655      83,877     107,366
Minority interest............................................................     16,957      19,458      31,635
                                                                                --------    --------    --------
Income before income taxes and extraordinary item............................     46,698      64,419      75,731
Income tax provision.........................................................     18,393      43,326      29,123
                                                                                --------    --------    --------
Income before extraordinary item.............................................     28,305      21,093      46,608
Extraordinary item -- loss from extinguishment of debt (net of tax)..........     (8,203)      --          --
                                                                                --------    --------    --------
          Net income.........................................................   $ 20,102    $ 21,093    $ 46,608
                                                                                --------    --------    --------
                                                                                --------    --------    --------
Income (loss) per common share:
     Income before extraordinary item........................................   $   1.43    $   1.07    $   2.13
     Extraordinary item......................................................       (.41)      --          --
                                                                                --------    --------    --------
          Net income.........................................................   $   1.02    $   1.07    $   2.13
                                                                                --------    --------    --------
                                                                                --------    --------    --------

      See the accompanying notes to the consolidated financial statements.

                        THE GENERAL CHEMICAL GROUP INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                                         -----------------------
                                                                                           1995          1996
                                                                                         ---------     ---------
                                                                                          (IN THOUSANDS, EXCEPT
                                                                                             PER SHARE DATA)
                                        ASSETS
Current assets:
     Cash and cash equivalents........................................................   $  19,025     $  51,700
     Receivables, net.................................................................      93,231       102,478
     Inventories......................................................................      41,970        41,429
     Deferred income taxes............................................................      14,041        11,264
     Other current assets.............................................................       1,485         2,153
                                                                                         ---------     ---------
          Total current assets........................................................     169,752       209,024
Property, plant and equipment, net....................................................     215,557       239,819
Other assets..........................................................................      46,016        36,294
                                                                                         ---------     ---------
          Total assets................................................................   $ 431,325     $ 485,137
                                                                                         ---------     ---------
                                                                                         ---------     ---------

                           LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
     Accounts payable.................................................................   $  50,987     $  53,772
     Accrued liabilities..............................................................      83,018        74,205
     Income taxes payable.............................................................       4,238         5,500
     Current portion of long-term debt................................................      21,892        17,392
                                                                                         ---------     ---------
          Total current liabilities...................................................     160,135       150,869
Long-term debt........................................................................     269,603       217,217
Other liabilities.....................................................................     188,645       198,232
                                                                                         ---------     ---------
          Total liabilities...........................................................     618,383       566,318
                                                                                         ---------     ---------
Minority interest.....................................................................      28,278        38,572
                                                                                         ---------     ---------
Equity (deficit):
     Preferred Stock, $.01 par value; authorized 10,000,000 shares; none issued or
      outstanding.....................................................................      --            --
     Common Stock, $.01 par value; authorized 50,000,000 and 100,000,000 shares;
      issued 19,736,842 and 8,009,601 shares at December 31, 1995 and December 31,
      1996, respectively..............................................................         197            80
     Class B Common Stock, $.01 par value; authorized 40,000,000 shares; issued and
      outstanding: 14,261,467 shares at December 31, 1996.............................      --               143
     Capital deficit..................................................................    (237,140)     (185,215)
     Foreign currency translation adjustments.........................................      (1,362)       (1,435)
     Retained earnings................................................................      22,969        66,797
     Treasury stock, at cost: 6,325 shares at December 31, 1996.......................      --              (123)
                                                                                         ---------     ---------
          Total equity (deficit)......................................................    (215,336)     (119,753)
                                                                                         ---------     ---------
          Total liabilities and equity (deficit)......................................   $ 431,325     $ 485,137
                                                                                         ---------     ---------
                                                                                         ---------     ---------

      See the accompanying notes to the consolidated financial statements.

                        THE GENERAL CHEMICAL GROUP INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                ---------------------------------
                                                                                  1994         1995        1996
                                                                                ---------    --------    --------
                                                                                         (IN THOUSANDS)
Cash flows from operating activities:
     Net income..............................................................   $  20,102    $ 21,093    $ 46,608
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization......................................      26,700      28,258      29,745
          Loss on extinguishment of debt.....................................      13,570       --          --
          Net loss on disposition of long-term assets........................       1,023         950       1,170
          Unrealized exchange (gain) loss....................................       3,101      (1,586)         31
          Restricted unit plan costs.........................................      --           --         11,319
          (Increase) in receivables..........................................     (13,894)     (2,631)    (12,126)
          (Increase) decrease in inventories.................................         755      (5,406)        525
          Increase in accounts payable.......................................       3,922         315       2,814
          Increase (decrease) in accrued liabilities.........................      (2,371)      4,379      (9,970)
          Increase (decrease) in income taxes payable........................      (5,599)     (2,866)      1,279
          Increase in other liabilities and assets, net......................       7,297      13,279       9,125
          Increase (decrease) in minority interest...........................      (2,179)        686      10,294
                                                                                ---------    --------    --------
            Net cash provided by operating activities........................      52,427      56,471      90,814
                                                                                ---------    --------    --------
Cash flows from investing activities:
     Capital expenditures....................................................     (28,503)    (34,093)    (54,165)
     Proceeds from sales or disposals of long-term assets....................         183         577          73
     (Loans to) payments from related parties................................     (14,000)      --         14,000
     Cash acquired in excess of purchase price of acquisition................       2,426       --          --
                                                                                ---------    --------    --------
            Net cash used for investing activities...........................     (39,894)    (33,516)    (40,092)
                                                                                ---------    --------    --------
Cash flows from financing activities:
     Net proceeds from initial public offering...............................      --           --         40,600
     Proceeds from long-term debt............................................     243,964       6,200      20,000
     Repayment of long-term debt.............................................    (257,214)    (19,455)    (76,886)
     Payments to acquire treasury stock......................................      --           --           (123)
     Dividends...............................................................     (13,800)    (19,650)     (1,668)
                                                                                ---------    --------    --------
            Net cash used for financing activities...........................     (27,050)    (32,905)    (18,077)
                                                                                ---------    --------    --------
Effect of exchange rate changes on cash......................................        (600)        274          30
                                                                                ---------    --------    --------
Increase (decrease) in cash and cash equivalents.............................     (15,117)     (9,676)     32,675
Cash and cash equivalents at beginning of period.............................      43,818      28,701      19,025
                                                                                ---------    --------    --------
Cash and cash equivalents at end of period...................................   $  28,701    $ 19,025    $ 51,700
                                                                                ---------    --------    --------
                                                                                ---------    --------    --------
Supplemental information:
     Cash paid for income taxes..............................................   $  23,347    $ 23,827    $ 23,051
                                                                                ---------    --------    --------
                                                                                ---------    --------    --------
     Cash paid for interest..................................................   $  31,307    $ 25,543    $ 22,809
                                                                                ---------    --------    --------
                                                                                ---------    --------    --------

      See the accompanying notes to the consolidated financial statements.

                        THE GENERAL CHEMICAL GROUP INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                                                                             FOREIGN
                                                        CLASS B                             CURRENCY
                                              COMMON    COMMON    TREASURY     CAPITAL     TRANSLATION    RETAINED
                                              STOCK     STOCK      STOCK       DEFICIT     ADJUSTMENTS    EARNINGS      TOTAL
                                              ------    ------    --------    ---------    -----------    --------    ---------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance at December 31, 1993...............   $--        $--       $--        $(237,140)     $(1,332)     $ 15,421    $(223,051)
     Net income............................                                                                 20,102       20,102
     Dividends (Per Share $.70)............                                                                (13,800)     (13,800)
     Stock split in the form of dividend...     197                                                           (197)      --
     Foreign currency translation..........                                                      (82)                       (82)
                                              ------    ------    --------    ---------    -----------    --------    ---------
Balance at December 31, 1994...............     197      --         --         (237,140)      (1,414)       21,526     (216,831)
     Net income............................                                                                 21,093       21,093
     Dividends (Per Share $1.00)...........                                                                (19,650)     (19,650)
     Foreign currency translation..........                                                       52                         52
                                              ------    ------    --------    ---------    -----------    --------    ---------
Balance at December 31, 1995...............     197      --         --         (237,140)      (1,362)       22,969     (215,336)
     Net income............................                                                                 46,608       46,608
     Dividends (Per Share $.125)...........                                                                 (2,780)      (2,780)
     Proceeds from initial public
       offering............................      25                              40,575                                  40,600
     Conversion of Common Stock to Class B
       Common Stock........................    (197)      197                                                            --
     Conversion of Class B Common Stock to
       Common Stock........................      54       (54)                                                           --
     Restricted Unit Plan grants,
       cancellations, tax benefits and
       other...............................       1                              11,350                                  11,351
     Purchase of Treasury stock............                          (123)                                                 (123)
     Foreign currency translation..........                                                      (73)                       (73)
                                              ------    ------    --------    ---------    -----------    --------    ---------
Balance at December 31, 1996...............   $  80      $143      $ (123)    $(185,215)     $(1,435)     $ 66,797    $(119,753)
                                              ------    ------    --------    ---------    -----------    --------    ---------
                                              ------    ------    --------    ---------    -----------    --------    ---------

      See the accompanying notes to the consolidated financial statements.

                        THE GENERAL CHEMICAL GROUP INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The General Chemical Group Inc. (the 'Company'), formerly known as NHO, Inc., is a Delaware corporation formed in 1988. In January 1989, The Company acquired New Hampshire Oak, Inc. ('New Hampshire Oak'). Through March 31, 1994, the Company operated primarily through two wholly owned subsidiaries, General Chemical Corporation ('GCC') and Exeter Oak Inc. ('Exeter'). On April 1, 1994, Exeter contributed certain assets and liabilities to its subsidiaries: Toledo Technologies, Inc. ('Toledo'), Balcrank Products, Inc. ('Balcrank'), and Printing Developments, Inc. ('PDI'). Exeter was then merged into its parent company, New Hampshire Oak.

     The Company is a diversified manufacturing company predominantly engaged in the production of inorganic chemicals, with manufacturing facilities located in the United States and Canada. Through its Chemical Segment, the Company is a leading producer of soda ash in North America, and a major North American supplier of calcium chloride, sodium and ammonia salts, sulfites, nitrites, aluminum-based chemical products, printing plates and refinery and chemical regeneration services to a broad range of industrial and municipal customers. The Chemical Segment accounted for approximately 86 percent of the Company's consolidated 1996 net revenues. Through its Manufacturing Segment, the Company manufactures precision and highly engineered stamped and machined metal products, principally automotive engine parts as well as fluid-handling equipment, manual controls and trailer hitches for the automotive market, which combined accounted for approximately 14 percent of the Company's consolidated 1996 net revenues.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The consolidated financial statements include the accounts of the Company and of all majority-owned subsidiaries and General Chemical (Soda Ash) Partners ('GCSAP'), of which the Company indirectly owns 51 percent. Minority interests relate solely to partnerships, primarily GCSAP, in which the Company has a controlling interest. Intercompany balances and transactions are eliminated in consolidation.

     Inventories are valued at the lower of cost or market, using primarily the last-in, first-out ('LIFO') method for domestic production inventories and the first-in, first-out ('FIFO') or average-cost method for all other inventories. Production inventory costs include material, labor and factory overhead.

     Property, plant and equipment are carried at cost. Mines and machinery and equipment of GCSAP are depreciated using the units-of-production method. All other plant and equipment are depreciated principally using the straight-line method, using estimated lives which range from 3 to 35 years.

     The Company recognizes deferred tax assets and liabilities based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates.

     Accruals for environmental liabilities are recorded based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such a liability can be reasonably estimated. Liabilities for environmental matters were $16,628 and $16,319 at December 31, 1995 and 1996, respectively. These amounts do not include estimated third-party recoveries nor have they been discounted.

     The Company provides for the expected costs to be incurred for the eventual reclamation of mining properties pursuant to local law. Land reclamation costs are being accrued for over the estimated remaining life of the reserves currently under lease.

                        THE GENERAL CHEMICAL GROUP INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

     The Company does not hold or issue financial instruments for trading purposes. Amounts to be paid or received under interest swap agreements are recognized as increases or reductions in interest expense in the periods in which they accrue.

     The financial statements of the foreign subsidiaries of the Company have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52.

     All highly liquid instruments purchased with a maturity of three months or less are considered to be cash equivalents.

     The  capital deficit at December 31, 1993  of $237,140 arose as a result of
dividends  and  distributions   exceeding  accumulated   earnings  and   capital
contributions.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of' ('FAS 121'), which the Company adopted in 1996. The Company evaluates the carrying value of its long-lived assets whenever there is a significant change in the use of an asset and adjusts the carrying value, if necessary, to reflect the amount recoverable through future operations. The adoption of FAS 121 had no effect on the Company's results of operations or financial condition.

     The computation of primary earnings per common and common equivalent share is based on the weighted average number of common shares outstanding during the period and assumes the exercise of all stock options and restricted units, using the treasury stock method. Fully diluted earnings per common and common equivalent share do not differ materially from primary earnings per common and common equivalent share and are therefore not presented.

     Certain prior-period amounts have been reclassified to conform with the current presentation.

NOTE 2 -- INITIAL PUBLIC OFFERING

     On October 17, 1994, the Board of Directors approved an amendment to the Company's Certificate of Incorporation to effect a 202,994.4539 per share stock dividend. On May 13, 1996 the stockholders authorized 40,000,000 shares of Class B Common Stock, $.01 par value, which has ten votes per share, is subject to significant restrictions on transfer and is convertible at any time into Common Stock on a share-for-share basis. The Company also increased the amount of authorized Common Stock to 100,000,000 shares. Upon the filing of the Company's Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware on such date, all of the then outstanding 19,736,842 shares of Common Stock held by the Company's existing stockholders were automatically converted into a like number of shares of the newly created Class B Common Stock. The Common Stock and Class B Common Stock are substantially identical, except for the disparity in voting power, restriction on transfer and conversion provisions.

     On May 15, 1996, the Company and a principal stockholder (the 'Selling Stockholder') completed an initial public offering (the 'Offering') of 7,925,375 shares of Common Stock at $17.50 per share. Of the shares offered, 2,500,000 were issued and sold by the Company. The net proceeds to the Company from the Offering, after deducting underwriter's discount and related fees and expenses, were $40,600.

     Contemporaneous with the Offering, the Selling Stockholder converted 5,425,375 shares of Class B Common Stock to 5,425,375 shares of Common Stock, which were then sold in the Offering. The Company did not receive any of the proceeds from the sale of such shares by the Selling Stockholder.

                        THE GENERAL CHEMICAL GROUP INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

NOTE 3 -- INCOME TAXES

     Income before income taxes and extraordinary item is as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1994       1995       1996
                                                                -------    -------    -------
United States................................................   $32,748    $40,644    $57,282
Foreign......................................................    13,950     23,775     18,449
                                                                -------    -------    -------
     Total...................................................   $46,698    $64,419    $75,731
                                                                -------    -------    -------
                                                                -------    -------    -------

     The components of the income tax provision are as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1994       1995       1996
                                                                -------    -------    -------
United States:
     Current.................................................   $14,377    $28,515    $18,524
     Deferred................................................    (2,988)     3,544         38
Foreign:
     Current.................................................     7,497      8,867      7,296
     Deferred................................................    (2,765)      (601)      (791)
State:
     Current.................................................     2,914      2,127      4,201
     Deferred................................................      (642)       874       (145)
                                                                -------    -------    -------
          Total..............................................   $18,393    $43,326    $29,123
                                                                -------    -------    -------
                                                                -------    -------    -------

     A summary of the components of deferred tax assets and liabilities is as follows:

                                                                              DECEMBER 31,
                                                                           ------------------
                                                                            1995       1996
                                                                           -------    -------
Postretirement benefits.................................................   $30,530    $31,151
Nondeductible accruals..................................................    40,204     41,060
Foreign operations......................................................    10,384      --
Other...................................................................     1,342      1,001
                                                                           -------    -------
     Deferred tax assets................................................    82,460     73,212
                                                                           -------    -------
Foreign operations......................................................     --           867
Property, plant and equipment...........................................    30,753     31,832
Pensions................................................................     7,448      7,437
Inventory...............................................................     3,143      2,951
Other...................................................................     1,897      1,260
                                                                           -------    -------
     Deferred tax liabilities...........................................    43,241     44,347
                                                                           -------    -------
Valuation allowance.....................................................    17,516      6,265
                                                                           -------    -------
          Net deferred tax asset........................................   $21,703    $22,600
                                                                           -------    -------
                                                                           -------    -------

     The Company has deferred tax assets related to foreign tax credits of $17,516 and $6,265 at December 31, 1995 and 1996, respectively, against which a full valuation allowance has been recorded. A valuation allowance of $2,133 and $1,641 was provided during 1994 and 1995, respectively. During 1996, the Company reversed $11,251 of previously recorded valuation allowances primarily related to foreign tax credits that expired.

                        THE GENERAL CHEMICAL GROUP INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

     The difference between the effective income tax rate and the United States statutory rate is reconciled below:

                                                                            YEARS ENDED DECEMBER 31,
                                                                            ------------------------
                                                                            1994      1995      1996
                                                                            ----      ----      ----
U.S. federal statutory rate............................................     35.0%     35.0%     35.0%
State income taxes, net of federal benefit.............................      3.2       3.0       3.5
Tax effect of foreign operations.......................................      2.9       6.7       5.1
Provision for disputed items...........................................      --       26.5       --
Depletion..............................................................     (2.8)     (4.6)     (5.3)
Other..................................................................      1.1       0.6       0.2
                                                                            ----      ----      ----
          Total........................................................     39.4%     67.2%     38.5%
                                                                            ----      ----      ----
                                                                            ----      ----      ----

     The Internal Revenue Service (the 'IRS') examinations of the Company's federal income tax returns resulted in the issuance of a deficiency notice during 1995. The Company has filed an administrative appeal with the IRS contesting the items denoted in the deficiency notice. Notwithstanding such appeal, in 1995 the Company recorded a provision for disputed items of $17,100 for all years prior to 1995 in connection with the deficiency notice. Management believes the amounts provided at December 31, 1996 are adequate.

NOTE 4 -- PENSION PLANS

     The Company maintains several defined benefit pension plans covering substantially all employees. A participating employee's annual postretirement pension benefit is determined by the employee's credited service and, in most plans, final average annual earnings with the Company. Vesting requirements are five years in the U.S. and two years in Canada. The Company's funding policy is to annually contribute the statutorily required minimum amount as actuarially determined.

     The net periodic pension cost for U.S. pension plans included the following components:

                                                                         YEARS ENDED DECEMBER 31,
                                                                      -------------------------------
                                                                       1994        1995        1996
                                                                      -------    --------    --------
Service cost (benefits earned during the year).....................   $ 4,238    $  3,826    $  4,748
Interest cost on projected benefit obligation......................    10,944      12,377      13,125
Actual return on assets............................................      (276)    (24,938)    (24,655)
Net amortization and deferral......................................    (9,030)     14,775      13,335
                                                                      -------    --------    --------
     Net periodic pension cost.....................................   $ 5,876    $  6,040    $  6,553
                                                                      -------    --------    --------
                                                                      -------    --------    --------

                        THE GENERAL CHEMICAL GROUP INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

     The net periodic pension cost for Canadian pension plans included the following components:

                                                                       YEARS ENDED DECEMBER 31,
                                                                   ---------------------------------
                                                                    1994         1995         1996
                                                                   -------      -------      -------
Service cost (benefits earned during the year)..................   $ 1,245      $ 1,140      $ 1,494
Interest cost on projected benefit obligation...................     3,664        3,527        3,727
Actual return on assets.........................................    (1,209)      (6,614)      (4,662)
Net amortization and deferral...................................    (3,399)       2,457          559
                                                                   -------      -------      -------
     Net periodic pension cost..................................   $   301      $   510      $ 1,118
                                                                   -------      -------      -------
                                                                   -------      -------      -------

     The funded status and (accrued) prepaid pension cost for all plans are as follows:

                                                           UNITED STATES                CANADA
                                                            DECEMBER 31,             DECEMBER 31,
                                                       ----------------------    --------------------
                                                         1995         1996         1995        1996
                                                       ---------    ---------    --------    --------
Actuarial present value of benefit obligations:
     Vested.........................................   $(145,840)   $(144,887)   $(38,348)   $(40,421)
     Nonvested......................................      (9,847)     (13,235)       (194)       (205)
                                                       ---------    ---------    --------    --------
Accumulated benefit obligation......................   $(155,687)   $(158,122)   $(38,542)   $(40,626)
                                                       ---------    ---------    --------    --------
                                                       ---------    ---------    --------    --------
Plan assets at fair value...........................   $ 145,531    $ 166,661    $ 53,799    $ 60,224
Projected benefit obligation........................    (179,743)    (187,760)    (48,178)    (50,783)
                                                       ---------    ---------    --------    --------
Projected benefit obligation (in excess of) less
  than plan assets..................................     (34,212)     (21,099)      5,621       9,441
Unrecognized prior service cost.....................       7,738        6,896       1,034         942
Unrecognized net (gain) loss........................       3,839       (8,712)     12,690       8,761
                                                       ---------    ---------    --------    --------
(Accrued) prepaid pension cost......................   $ (22,635)   $ (22,915)   $ 19,345    $ 19,144
                                                       ---------    ---------    --------    --------
                                                       ---------    ---------    --------    --------

     The Canadian prepaid pension cost is included in other assets on the balance sheet.

     The assumptions used in accounting for the plans in 1994, 1995 and 1996 were

                                                                                 UNITED STATES
                                                                    ----------------------------------------
                                                                       1994           1995           1996
                                                                    ----------     ----------     ----------
Estimated discount rate..........................................       8 1/2%         7 1/2%         7 1/2%
Estimated long-term rate of return on assets.....................           9%             9%             9%
Average rate of increase in employee compensation................           5%             5%             5%

                                                                                   CANADA
                                                                    ------------------------------------
                                                                     1994         1995           1996
                                                                    -------    ----------     ----------
Estimated discount rate..........................................        9%           8%            8%
Estimated long-term rate of return on assets.....................        9%           9%            9%
Average rate of increase in employee compensation................    5 1/4%       5 1/4%        5 1/4%

     On January 1, 1994, GCSAP initiated a pension plan covering hourly employees at GCSAP's manufacturing facility. These employees ceased to be active participants under the GCC hourly pension plan, resulting in a $1,200 curtailment gain.

     The dates used to measure plan assets and liabilities were October 31, 1995 and 1996 for all plans. Plan assets are invested primarily in stocks, bonds, short-term securities and cash equivalents.

NOTE 5 -- POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company maintains several plans providing postretirement benefits covering substantially all hourly and the majority of salaried employees. The Company funds these benefits on a pay-as-you-go basis. The long-term portion of accrued postretirement benefit cost of $83,470 and $85,442 at December 31, 1995 and 1996, respectively, is included in other liabilities on the balance sheet.

                        THE GENERAL CHEMICAL GROUP INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

     The net periodic postretirement benefit cost included the following components:

                                                                             YEARS ENDED DECEMBER 31,
                                                                           -----------------------------
                                                                            1994       1995       1996
                                                                           -------    -------    -------
Service cost (benefits earned during the year)..........................   $ 1,609    $ 1,576    $ 1,765
Interest cost on projected postretirement benefit obligation............     4,327      4,862      4,451
Net amortization and deferral...........................................    (2,005)    (2,052)    (2,361)
                                                                           -------    -------    -------
     Net periodic postretirement benefit cost...........................   $ 3,931    $ 4,386    $ 3,855
                                                                           -------    -------    -------
                                                                           -------    -------    -------

     The funded status and accrued postretirement benefit obligation are as follows:

                                                                                       DECEMBER 31,
                                                                                   --------------------
                                                                                     1995        1996
                                                                                   --------    --------
Accumulated postretirement benefit obligation:
     Retirees...................................................................   $(39,506)   $(39,797)
     Fully eligible plan participants...........................................    (10,978)    (12,095)
     Other active plan participants.............................................    (15,367)    (17,001)
                                                                                   --------    --------
Accumulated postretirement benefit obligation...................................    (65,851)    (68,893)
Plan assets at fair value.......................................................      --          --
                                                                                   --------    --------
Accumulated postretirement benefit obligation in excess of plan assets..........    (65,851)    (68,893)
Unrecognized net reduction in prior service costs...............................    (14,343)    (12,708)
Unrecognized net gain...........................................................     (5,666)     (6,293)
                                                                                   --------    --------
Accrued postretirement benefit obligation.......................................   $(85,860)   $(87,894)
                                                                                   --------    --------
                                                                                   --------    --------

     The assumptions used in accounting for the plans in 1995 were a 12 percent health care cost trend rate (decreasing to 7 1/2 percent in the year 2000 and beyond) and a 7 1/2 percent discount rate for the U.S. plans and an 11 percent health care cost trend rate (decreasing to 7 percent in the year 2000 and beyond), an 8 percent discount rate and a 5 1/4 percent salary scale for the Canadian plans.

     The assumptions used in accounting for the plans in 1996 were an 11 percent health care cost trend rate (decreasing to 7 1/2 percent in the year 2000 and beyond) and a 7 1/2 percent discount rate for the U.S. plans and an 11 percent health care cost trend rate (decreasing to 7 percent in the year 2000 and beyond), an 8 percent discount rate and a 5 1/4 percent salary scale for the Canadian plans. A one percent increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $6,566 at year end 1996 and the net periodic cost by $606 for the year.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

     Future minimum rental payments for operating leases (primarily for transportation equipment, offices and warehouses) having initial or remaining noncancellable lease terms in excess of one year as of December 31, 1996 are as follows:

YEARS ENDING
DECEMBER 31,
------------
   1997..................................................................   $12,522
   1998..................................................................     6,019
   1999..................................................................     3,935
   2000..................................................................     1,547
   2001..................................................................       459
                                                                            -------
                                                                            $24,482
                                                                            -------
                                                                            -------

                        THE GENERAL CHEMICAL GROUP INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

     Rental expense for the years ended December 31, 1994, 1995 and 1996 was $13,254, $13,531, and $15,414, respectively.

     Parent Guaranty and Transfer Agreement. A restated parent guaranty and transfer agreement between New Hampshire Oak, ACI International Limited and TOSOH America, Inc. provides that in the event that either New Hampshire Oak, ACI International Limited or TOSOH America, Inc. (such entities being referred to as a 'transferring parent' or 'nontransferring parent' as the context requires) proposes to sell or otherwise transfer or cause to be sold or transferred the voting securities of GCC, the Andover Group, Inc. or TOSOH Wyoming, Inc., (the respective subsidiaries constituting the partners of GCSAP) as the case may be, the nontransferring parents will have the following options:
(1) to purchase the transferring parent's subsidiary's interest in GCSAP at fair market value; (2) to require the transferring parent to purchase the nontransferring parents' subsidiaries' interest in GCSAP at fair market value;
(3) to buy the voting securities to be sold by the transferring parent on the same terms and conditions and at the same price as the transferring parent proposes to sell or otherwise transfer or cause to be sold or transferred such voting securities; or (4) to cause the proposed transferee to purchase the nontransferring parents' subsidiaries' interest in GCSAP for a price reflecting the price to be paid by the proposed transferee for such voting securities. In the event that New Hampshire Oak ceases to own at least 51 percent of GCC while GCC is a partner, GCC shall pay to The Andover Group, Inc. $2,833.

     Richmond Works July 26, 1993 Incident. On July 26, 1993 a pressure relief device on a railroad tank car containing oleum that was being unloaded at the Company's Richmond, California, facility ruptured during the unloading process, causing the release of a significant amount of sulfur trioxide. Approximately 150 lawsuits seeking substantial amounts of damages were filed against the Company on behalf of in excess of 60,000 claimants in municipal and superior courts of California (Contra Costa and San Francisco Counties) and in federal court (United States District Court for the Northern District of California). All state court cases were coordinated before a coordination trial judge (In Re GCC Richmond Works Cases, JCCP No. 2906) and the federal court cases were stayed until completion of the state court cases.

     After several months of negotiation under the supervision of a settlement master, the Company and a court-approved plaintiffs' management committee executed a comprehensive settlement agreement which resolved the claims of approximately 95 percent of the claimants who filed lawsuits arising out the July 26th incident, including the federal court cases. After a final settlement approval hearing on October 27, 1995, the coordination trial judge approved the settlement on November 22, 1995. Pursuant to the terms of the settlement agreement, the Company, with funds to be provided by its insurers pursuant to the terms of its insurance policies, has agreed to make available a maximum of $180,000 to implement the settlement. In addition, the settlement agreement provides, among other things, that while claimants may 'opt out' of the compensatory damages portion of the settlement and pursue their own cases separate and apart from the class settlement mechanism, they have no right to opt out of the punitive damages portion of the settlement. Consequently, under the terms of the settlement, no party may seek punitive damages from the Company outside of those provided by the settlement.

     Notices of appeal of all or portions of the settlement approved by the court were filed by five law firms representing approximately 2,750 claimants, with approximately 2,700 of these claimants represented by the same law firm. Virtually all of these claimants have not specified the amount of their claims in court documents, although the Company believes that their alleged injuries are no different in nature or extent than those alleged by the settling claimants. On May 8, 1996, the California Court of Appeals dismissed each of the appeals that had been filed challenging the trial court's approval of the class action settlement. The Court of Appeals dismissed the appeal relating to the trial court's rulings on plaintiffs' attorney's fees on the ground that the appealing attorneys lacked standing to appeal. The Court of Appeals also dismissed each of the other pending appeals, ruling that the trial court's orders

                        THE GENERAL CHEMICAL GROUP INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

and rulings approving the settlement were not presently appealable, if at all, by the appealing claimants since they had all elected to opt out of the settlement. The appealing attorneys and some of the appealing claimants then filed a petition for review with the California Supreme Court which on August 15, 1996 elected not to review the Court of Appeals' decision.

     It is possible that one or more of the appealing claimants, once their opt-out cases are finally litigated through trial, may attempt to refile all or a portion of the appeals that were dismissed by the Court of Appeals. While there can be no assurances regarding how an appellate court might rule in the event of such a refiling, the Company believes that the settlement will be upheld on appeal. If the settlement is upheld on appeal, the Company believes that any further liability in excess of the amounts made available under the settlement agreement will not exceed the available insurance coverage, if at all, by an amount that could be material to its financial condition or results of operations. In the event of a reversal or modification of the settlement on appeal, with respect to lawsuits by any then remaining claimants (opt-outs and settling claimants who have not signed releases) the Company believes that, whether or not it elects to terminate the settlement in the event it is reversed or modified on appeal, it will have adequate resources from its available insurance coverage to vigorously defend these lawsuits through their ultimate conclusion, whether by trial or settlement. However, in the event the settlement is overturned or modified on appeal, there can be no assurance that the Company's ultimate liability resulting from the July 26, 1993 incident would not exceed the available insurance coverage by an amount which could be material to its financial condition or results of operations, nor is the Company able to estimate or predict a range of what such ultimate liability might be, if any.

     The Company has insurance coverage relating to this incident which totals $200,000. The first two layers of coverage total $25,000 with a sublimit of $12,000 applicable to the July 26, 1993 incident, and the Company also has excess insurance policies of $175,000 over the first two layers. The Company reached an agreement with the carrier for the first two layers whereby the carrier paid the Company $16,000 in settlement of all claims the Company had against that carrier. In the third quarter of 1994, the Company recorded a $9,000 charge to earnings for costs which the Company incurred related to this matter. The Company's excess insurance policies, which are written by two Bermuda-based insurers, provide coverage for compensatory as well as punitive damages. Both insurers have executed agreements with the Company confirming their respective commitments to fund the settlement as required by their insurance policies with the Company and as described in the settlement agreement. In addition, these same insurers currently continue to provide substantially the same insurance coverage to the Company.

     Environmental Matters. Accruals for environmental liabilities are recorded based on current interpretations of applicable environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Estimates are established based upon information available to management to date, the nature and extent of the environmental liability, the Company's experience with similar activities undertaken, estimates obtained from outside consultants and the legal and regulatory framework in the jurisdiction in which the liability arose. The potential costs related to environmental matters and their estimated impact on future operations are difficult to predict due to the uncertainties regarding the extent of any required remediation, the complexity and interpretation of applicable laws and regulations, possible modification of existing laws and regulations or the adoption of new laws or regulations in the future, and the numerous alternative remediation methods and their related varying costs. The material components of the Company's environmental accruals include potential costs, as applicable, for investigation, monitoring, remediation and ongoing maintenance activities at any affected site. Accrued liabilities for environmental matters were $16,628 and $16,319 at December 31, 1995 and 1996, respectively. These amounts do not include estimated third-party recoveries nor have they been discounted.

     By letter dated March 22, 1990 from the Environmental Protection Agency (the 'EPA'), the Company received a Notice of Potential Liability pursuant to
Section 107(a) of the Comprehensive

                        THE GENERAL CHEMICAL GROUP INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

Environmental Response, Compensation and Liability Act of 1980 ('CERCLA'), as amended, with respect to a site located in Front Royal, Virginia, owned at the time by Avtex Fibers, Inc. (the 'Avtex Site'), which has since filed for bankruptcy. A sulfuric acid plant adjacent to the main Avtex Site was previously owned and operated by the Company (the 'acid plant'). The letter requested that the Company perform certain activities at the acid plant including providing the security, preventing discharges, removing certain specific residue and sludges from two storage vessels and the transfer line to the main Avtex facility and determining the extent of contamination at the site, if any. In April 1991, the Company submitted a draft work plan with respect to the acid plant including each of the activities requested by the EPA discussed above. The Company has provided for the estimated costs of $1,600 for these activities in its accrual for environmental liabilities. The EPA has not yet responded to this work plan, nor has it requested that an initial investigation and feasibility study for the acid plant be performed. As a result, the extent of remediation required, if any, is unknown. The Company believes that the acid plant is separate and divisible from the main Avtex Site and, as a result, is not subject to any liability for costs related thereto. The Company will continue to vigorously assert this position with the EPA. There has been very limited contact by the EPA with the Company over the past three years, as it appears that the EPA is focused on remediation activities at the main Avtex Site.

     In addition to the matters discussed above, the Company is involved in other claims, litigation, administrative proceedings and investigations and remediation relative to environmental matters. Although the amount of any ultimate liability which could arise with respect to these matters cannot be accurately predicted, it is the opinion of management, based upon currently available information and the accruals established, that any such liability will have no material adverse effect on the Company's financial condition.

NOTE 7 -- RELATED PARTY TRANSACTIONS

MANAGEMENT AGREEMENT

     Upon its formation, the Company entered into a management agreement with a company (the 'Management Company') owned by the then shareholders of the Company under which the Company received corporate supervisory and administrative services and strategic guidance for a quarterly fee. The quarterly fee was $1,475 in 1994. The Company also paid a special fee of $250 in 1994 to the Management Company for services rendered in connection with restructuring, financing and tax research. The management agreement was terminated on December 29, 1994. On December 30, 1994 the Company purchased all of the outstanding common stock of the Management Company for $50, which approximated the net book value of the Management Company on the purchase date. On January 1, 1995, the Company entered into a new management agreement with Latona Associates (which is controlled by a stockholder of the Company) under which the Company receives corporate supervisory and administrative services and strategic guidance for a quarterly fee of $1,375 and $1,400 in 1995 and 1996, respectively. In addition, in connection with any acquisition or business combination with respect to which Latona Associates advises the Company, the Company has agreed to pay Latona Associates additional fees comparable with fees received by investment banking firms for such services. This agreement expires on December 31, 2004.

NOTES RECEIVABLE

     On April 25, 1994, Toledo and PDI advanced $5,000 and $9,000, respectively, to a stockholder of the Company and a former stockholder of the Company in the form of unsecured promissory notes which had a 7.25 percent annual interest rate at December 31, 1995. The noncurrent portion of the notes at December 31, 1995 was $11,200 and is included in other assets on the balance sheet. During 1996 the promissory notes were prepaid in full.

                        THE GENERAL CHEMICAL GROUP INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

NOTE 8 -- ADDITIONAL FINANCIAL INFORMATION

     The following are summaries of selected balance sheet items:

RECEIVABLES

                                                                             DECEMBER 31,
                                                                          -------------------
                                                                           1995        1996
                                                                          -------    --------
Trade..................................................................   $92,281    $104,108
Other..................................................................     6,624       3,737
Allowance for doubtful accounts........................................    (5,674)     (5,367)
                                                                          -------    --------
                                                                          $93,231    $102,478
                                                                          -------    --------
                                                                          -------    --------

INVENTORIES

                                                                              DECEMBER 31,
                                                                           ------------------
                                                                            1995       1996
                                                                           -------    -------
Raw materials...........................................................   $10,447    $11,022
Work in process.........................................................     4,602      4,900
Finished products.......................................................    19,061     17,403
Supplies and containers.................................................     7,860      8,104
                                                                           -------    -------
                                                                           $41,970    $41,429
                                                                           -------    -------
                                                                           -------    -------

     Inventories valued at LIFO amounted to $21,485 and $20,153 at December 31, 1995 and 1996, respectively, which were below estimated replacement cost by $3,437 and $3,088, respectively. The impact of LIFO liquidations in 1994, 1995 and 1996 was not significant.

PROPERTY, PLANT AND EQUIPMENT

                                                                           DECEMBER 31,
                                                                      ----------------------
                                                                        1995         1996
                                                                      ---------    ---------
Land and improvements..............................................   $  23,223    $  27,299
Machinery and equipment............................................     274,930      315,544
Buildings and leasehold improvements...............................      41,660       42,968
Construction in progress...........................................      13,541       17,597
Mines and quarries.................................................      12,964       13,539
                                                                      ---------    ---------
                                                                        366,318      416,947
Less accumulated depreciation and amortization.....................    (150,761)    (177,128)
                                                                      ---------    ---------
                                                                      $ 215,557    $ 239,819
                                                                      ---------    ---------
                                                                      ---------    ---------

ACCRUED LIABILITIES

                                                                              DECEMBER 31,
                                                                           ------------------
                                                                            1995       1996
                                                                           -------    -------
Wages, salaries and benefits............................................   $23,359    $22,235
Richmond incident.......................................................    10,823      --
Interest................................................................     6,146      5,752
Taxes, other than income taxes..........................................    10,652     13,060
Other...................................................................    32,038     33,158
                                                                           -------    -------
                                                                           $83,018    $74,205
                                                                           -------    -------
                                                                           -------    -------

                        THE GENERAL CHEMICAL GROUP INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

NOTE 9 -- LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                                       DECEMBER 31,
                                                                                   --------------------
                                                                     MATURITIES      1995        1996
                                                                     ----------    --------    --------
GCC Debt:
     Bank Term Loan -- floating rate..............................   1996-2001     $100,000    $ 82,609
     Senior Subordinated Notes -- 9.25%...........................      2003        100,000     100,000
     Canada Senior Notes -- 9.09%.................................      1999         52,000      52,000
     U.S. Revolving Credit Facility -- floating rate..............      1999         21,000       --
Toledo Debt:
     Toledo Bank Term Loan -- floating rate.......................   1996-1998        8,250       --
     Toledo Revolving Credit Facility -- floating rate............      1998          3,300       --
PDI Debt:
     PDI Bank Term Loan -- floating rate..........................   1996-1998        6,945       --
                                                                                   --------    --------
     Total Debt...................................................                  291,495     234,609
                                                                                   --------    --------
     Less: Current Portion........................................                  (21,892)    (17,392)
                                                                                   --------    --------
     Net Long-Term Debt...........................................                 $269,603    $217,217
                                                                                   --------    --------
                                                                                   --------    --------

     Aggregate maturities of long-term debt for each of the years in the five year period ending December 31, 2001 are $17,392, $17,392, $69,392, $17,392 and
$13,041, respectively.

     The U.S. Revolving Credit Facility allows General Chemical to borrow up to $130,000, including letters of credit of up to $30,000, through March 31, 1999. The unused letter of credit balance was $21,066 and $21,033 at December 31, 1995 and 1996, respectively. This facility bears interest at a rate equal to a spread over a reference rate chosen by the Company from various options. The rate in effect at December 31, 1995 was 6.8 percent. At December 31, 1996 there were no outstanding borrowings under this facility.

     General Chemical Canada Limited has a $15,000 (Canadian Dollar) Revolving Credit Facility maturing June 22, 1998, subject to one-year extensions at the lender's discretion. This facility bears interest at a rate equal to a spread over a reference rate chosen by General Chemical Canada Limited from various options. At December 31, 1995 and 1996, there were no outstanding borrowings under this facility.

     Commitment fees paid for the abovementioned facilities were $354, $350 and $414 for 1994, 1995 and 1996, respectively.

     The Bank Term Loan bears interest at a rate equal to a spread over a reference rate chosen by GCC from various options. The rate in effect at December 31, 1995 and 1996, including effects of interest rate swap hedge agreements (see Note 11), was 7.4 percent each year.

     The U.S. Revolving Credit  Facility and the Bank  Term Loan are secured  by
(1) substantially all of the assets of GCC, (2) 65 percent of the capital stock of General Chemical Canada Holding Inc., (3) GCC's 51 percent general partnership interest in GCSAP, and (4) all of the stock of the other direct and indirect subsidiaries of GCC.

     During 1994, GCC recorded an extraordinary loss of $8,203 (net of a tax benefit of $5,367) related to the retirement of certain indebtedness.

     The Toledo and PDI term loans bear interest at a rate equal to a spread over a reference rate chosen by the respective companies from various options. The rate in effect for the Toledo term loan was 8.2 percent at December 31, 1995. The rate in effect for the PDI term loan was 7.7 percent at December 31, 1995. During 1996, both term loans were prepaid in full.

                        THE GENERAL CHEMICAL GROUP INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

     Toledo has a $5,000 (reduced from $7,500 on February 13, 1996) revolving credit facility, including letters of credit up to $2,000, available through December 31, 1998. The unused letter of credit balance was $1,724 at each of December 31, 1995 and 1996. The revolving credit facility bears interest at a rate equal to a spread over a reference rate chosen by Toledo from various options. The rate in effect was 8.3 percent at December 31, 1995. There were no borrowings at December 31, 1996. Commitment fees paid were $8 and $14 for 1995 and 1996, respectively.

     PDI has a $3,000 revolving credit facility, including letters of credit of up to $1,500, available through December 31, 1998. No amounts were outstanding under the revolving credit facility at each of December 31, 1995 and 1996. The unused letter of credit balance was $1,209 at each of December 31, 1995 and 1996. The revolving credit facility bears interest at a rate equal to a spread over a reference rate chosen by PDI from various options. Commitment fees paid were $10 and $15 for 1995 and 1996, respectively.

     The Toledo and PDI term loans and revolving credit facilities are secured by all inventory, equipment, fixtures, receivables and trademarks of the respective companies and by pledges of their respective capital stock.

     Balcrank has a $1,000 revolving loan facility which expires April 30, 1997. No amounts were outstanding under this facility at December 31, 1995 and 1996. At December 31, 1995 and 1996, Balcrank had unused letters of credit of $145 under the $500 letter of credit portion of this facility. Balcrank's credit facility is secured by substantially all the assets of Balcrank. Borrowings under the credit agreement bear interest at a rate equal to a spread over a reference rate chosen by Balcrank from various options. Commitment fees paid were $2 and $3 for 1995 and 1996, respectively.

     While certain of the Company's subsidiaries' debt facilities are outstanding, the Company's subsidiaries must meet specific financial tests on an ongoing basis, which are customary for these types of facilities. Except as provided by applicable corporate law, there are no restrictions on the Company's ability to pay dividends from retained earnings. However, the payment of cash dividends by the Company's subsidiaries to the Company are subject to certain restrictions under the terms of various agreements covering the Company's subsidiaries' long-term debt. Toledo, PDI and Balcrank are not permitted under each subsidiary's respective debt agreements to pay cash dividends. Assuming certain financial covenants are met, General Chemical is permitted to pay cash dividends of up to 50 percent of the net income (subject to certain adjustments) of General Chemical for the applicable period. Consequently, the Company's ability to pay cash dividends on Common Stock may effectively be limited by such agreements. At December 31, 1996, approximately $51,000 was available for dividend payments in accordance with these covenants.

NOTE 10 -- STOCK OPTION PLAN AND RESTRICTED UNIT PLAN

     During 1996, the Company adopted the 1996 Stock Option and Incentive Plan which provides for the issuance of up to 2,200,000 shares of Common Stock under the plan. The plan authorizes the granting of incentive and nonqualified stock options, stock appreciation rights, restricted and unrestricted stock and performance share awards to executives, directors and other key persons. Any incentive stock options granted under the plan must have an exercise price at least equal to the market value of the shares on the day the option is granted and a maximum term of 10 years.

     During the second quarter of 1996, the Company granted options to purchase 1,080,000 shares of Common Stock at the initial public offering price of $17.50 per share which vest and are exercisable on dates ranging from May 1997 through May 2006. During the fourth quarter of 1996, the Company granted options to purchase 201,000 shares of Common Stock at $18.50 per share which vest and become exercisable on dates ranging from November 1997 through November 1999.

                        THE GENERAL CHEMICAL GROUP INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                AVERAGE OPTION
                                                                     SHARES     PRICE PER SHARE
                                                                   ----------   ---------------

Options Outstanding at December 31, 1995........................       --           $--
     Options Granted............................................    1,281,000         17.66
     Options Exercised..........................................       --           --
     Options Forfeited..........................................       10,000         17.50
                                                                   ----------
Options Outstanding at December 31,1996.........................    1,271,000       $ 17.66
                                                                   ----------       -------
                                                                   ----------       -------

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 'Accounting for Stock-Based Compensation' ('FAS 123'). Had compensation cost for this plan been determined under FAS 123, the Company's net income would have been reduced to $45,623 with income per common share of $2.08. For purposes of this calculation, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used: dividend yield of 1.0 percent; expected volatility of 27 percent; weighted average risk free interest rate of 6.42 percent; and, weighted average expected lives of 7 years. All options granted to date under the stock option plan have an exercise price equal to the market price of the Company's stock on the grant date.

     The Company adopted a Restricted Unit Plan that authorized the issuance of 850,000 units, with each unit representing one share of Common Stock to be issued to the participant upon the occurrence of certain conditions ('vesting') unless the participant elects to defer receipt thereof. All awards are subject to a five year vesting schedule under which a portion of each participant's award vests annually over a five year period. Dividend equivalents on outstanding units accrue to the benefit of the participants and are paid at the time dividends are paid to Common Stock shareholders. These units were awarded during the second quarter of 1996 in replacement of the rights earned by participants beginning in 1989 under the Phantom Equity Plan and certain other prior equity programs of the Company which were then terminated. The Company recorded a charge to income of $10,530 with a contra credit to capital deficit, representing the amounts earned under the prior equity programs.

NOTE 11 -- FINANCIAL INSTRUMENTS

INTEREST RATE SWAP AGREEMENTS

     The Company periodically enters into interest rate swap agreements to effectively convert all or a portion of its floating-rate debt to fixed-rate debt in order to reduce the Company's risk to movements in interest rates. Such agreements involve the exchange of fixed and floating interest rate payments over the life of the agreement without the exchange of the underlying principal amounts. Accordingly, the impact of fluctuations in interest rates on these interest rate swap agreements is fully offset by the opposite impact on the related debt. Swap agreements are only entered into with strong creditworthy counterparties. The swap agreements in effect were as follows:

                                                                               INTEREST RATE
                                                   NOTIONAL                 --------------------
DECEMBER 31,                                        AMOUNT     MATURITIES   RECEIVE(1)    PAY(2)
-----------                                        --------    ----------   ----------    ------
1995............................................   $ 75,000    1998-1999        5.9%        6.8%
1996............................................   $ 75,000    1998-1999        5.5%        6.8%

------------

(1) Three-month LIBOR.

(2) Represents the weighted average rate.

                        THE GENERAL CHEMICAL GROUP INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

     In addition to the swap agreements described above, the Company has entered into a forward swap agreement, which will begin in 1998 and mature in 2002, which has a notional amount of $30,000 and a fixed payment rate of 6.6 percent.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments are as follows:

                                                           DECEMBER 31, 1995       DECEMBER 31, 1996
                                                          --------------------    --------------------
                                                          CARRYING      FAIR      CARRYING      FAIR
                                                           AMOUNT      VALUE       AMOUNT      VALUE
                                                          --------    --------    --------    --------
Long-term debt.........................................   $291,495    $295,495    $234,609    $238,967
Unrealized loss on interest rate swap agreements.......   $  --       $ (3,600)   $  --       $ (1,200)

     The fair  values of  cash and  cash equivalents,  receivables and  payables
approximate   their  carrying  values  due  to  the  short-term  nature  of  the instruments.

     The fair value of the Company's long-term debt was based on quoted market prices for publicly traded notes and discounted cash flow analyses on its nontraded debt. The fair value of the Company's interest rate swap agreements is the estimated amount the Company would have to pay or receive to terminate the swap agreements based upon quoted market prices as provided by financial institutions which are counterparties to the swap agreements.

NOTE 12 -- GEOGRAPHIC AND INDUSTRY SEGMENT INFORMATION

     Geographic area information is summarized as follows:

                                                UNITED STATES(1)    FOREIGN(2)    ELIMINATIONS(3)     TOTAL
                                                ----------------    ----------    ---------------    --------
Net revenues:
     1994....................................       $446,289         $ 118,920       $ (39,297)      $525,912
     1995....................................        467,347           122,659         (39,135)       550,871
     1996....................................        544,029           128,345         (48,715)       623,659

Operating profit:
     1994....................................       $ 72,746         $  25,495       $ --            $ 98,241
     1995....................................         80,390            26,607         --             106,997
     1996....................................        106,548            22,668         --             129,216

Identifiable assets at December 31:
     1994....................................       $338,729         $  94,898       $ --            $433,627
     1995....................................        331,237           100,088         --             431,325
     1996....................................        384,352           100,785         --             485,137

     -----------------

(1) Includes export sales amounting to $47,726, $59,320 and $71,413 for the years ended December 31, 1994, 1995 and 1996, respectively.

(2) Principally of General Chemical Canada Holding Inc., a wholly owned subsidiary of GCC.

(3) Sales between geographic areas are recorded at prices comparable to market prices charged to third party customers and are eliminated in consolidation.

                        THE GENERAL CHEMICAL GROUP INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)
                             (DOLLARS IN THOUSANDS)

     Industry segment information is summarized as follows:

                                                       CHEMICALS    MANUFACTURING    CORPORATE     TOTAL
                                                       ---------    -------------    ---------    --------
Net revenues:
     1994...........................................   $ 464,452       $61,460        $ --        $525,912
     1995...........................................     480,926        69,945          --         550,871
     1996...........................................     534,434        89,225          --         623,659

Operating profit:
     1994...........................................   $  98,950       $ 4,737        $(5,446)    $ 98,241
     1995...........................................     105,186         4,337         (2,526)     106,997
     1996...........................................     123,695        12,472         (6,951)     129,216

Identifiable assets at December 31:
     1994...........................................   $ 378,958       $45,112        $ 9,557     $433,627
     1995...........................................     377,014        49,833          4,478      431,325
     1996...........................................     424,864        55,151          5,122      485,137

Capital expenditures:
     1994...........................................   $  20,873       $ 7,630        $ --        $ 28,503
     1995...........................................      29,099         4,994          --          34,093
     1996...........................................      52,546         1,619          --          54,165

Depreciation and amortization:
     1994...........................................   $  25,074       $ 1,479        $   147     $ 26,700
     1995...........................................      26,188         2,020             50       28,258
     1996...........................................      26,978         2,767          --          29,745

NOTE 13 -- UNAUDITED QUARTERLY INFORMATION

                                                                               1995
                                                    ----------------------------------------------------------
                                                     FIRST       SECOND      THIRD       FOURTH         YEAR
                                                    --------    --------    --------    --------      --------
Net revenues.....................................   $128,661    $143,062    $142,457    $136,691      $550,871
Gross profit.....................................     35,811      44,819      45,187      37,799       163,616
Net income (loss)................................      7,890      12,764      12,626     (12,187)(1)    21,093
Net income (loss) per common share...............        .40         .65         .64        (.62)         1.07

                                                                               1996
                                                    ----------------------------------------------------------
                                                     FIRST       SECOND      THIRD       FOURTH         YEAR
                                                    --------    --------    --------    --------      --------
Net revenues.....................................   $144,571    $160,130    $161,967    $156,991      $623,659
Gross profit.....................................     41,511      53,067      51,730      54,718       201,026
Net income.......................................      9,316       7,042(2)   14,634      15,616        46,608
Net income per common share......................        .47         .33         .63         .67          2.13

Note: Earnings per share calculations are based on the weighted average number of shares outstanding during each of the quarters. The sum of the four quarters may not equal the full year computation due to rounding.

------------

(1) The Company recorded a nonrecurring charge to income tax expense of $17.1 million for all years prior to 1995 in the fourth quarter of 1995 related to IRS examinations. See Note 3 of the Notes to the Consolidated Financial Statements.

(2) In the second quarter of 1996, the Company recorded a one-time pre tax charge of $12.5 million ($7.6 million after-tax or $.35 per share) due primarily to awards made under the Restricted Unit Plan, reflecting the portion earned under prior equity programs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors. For information relating to the Company's Directors, see the information contained under the caption 'Election of Directors-Board of Director Nominees' in the Company's definitive 1997 Proxy Statement (the 'Proxy Statement'), which information is hereby incorporated by reference.

     Executive Officers. For information relating to the Company's executive officers, see the information contained under the caption 'Executive Officers and Key Employees' in Part I of this report.

     Compliance with Section 16(a) of the Exchange Act. For information relating to the Company's compliance with Section 16(a) of the Exchange Act, see the information contained under the caption 'Section 16(a) Beneficial Ownership Reporting Compliance' in the Company's Proxy Statement, which information is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Executive Compensation. For information relating to the compensation of the Company's executives, see the information contained under the caption 'Compensation of Executive Offices and Key Employees' and 'Election of Directors -- Compensation of Directors' in the Company's Proxy Statement, which information is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Security Ownership of Certain Beneficial Owners. For information relating to the beneficial ownership of more than five percent of the Company's Common stock and Class B Common Stock, see the information contained under the caption 'Principal Stockholders' in the Company's Proxy Statement, which information is hereby incorporated by reference.

     Security Ownership of Management. For information relating to the beneficial ownership of the Company's Common Stock and Class B Common Stock by Management, see the information contained under the caption 'Management Stockholders' in the Company's Proxy Statement, which information is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain Relationships and Related Transactions. For information relating to certain relationships and related transactions of the Company, see the information contained under the caption 'Certain Relationships and Transactions' in the Company's Proxy Statement, which information is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.]

    EXHIBIT
      NO.                                                    DESCRIPTION
      --                                                     -----------
       3.1    -- Amended and Restated Certificate of Incorporation of the Company
     **3.2    -- Amended and Restated By-Laws of the Company
     **4.1    -- Specimen Certificate for shares of Common Stock, $.01 par value, of the Company
    **10.1    -- Agreement dated as of March 15, 1996 between Paul M. Montrone and the Company
    **10.2    -- Amended  and  Restated Management Agreement  effective as  of January 1,  1995 between  the Company and
                 Latona Associates, Inc.
   `D'10.4    -- Restated Environmental Matters Agreement among Allied-Signal, Henley, The Wheelabrator Group Inc.,  New
                 Hampshire Oak, Inc., and Fisher  Scientific Group Inc., dated  as of February 26,  1986, as amended and restated as of July 28, 1989
   `D'10.5    -- Second Amended and Restated Partnership Agreement of GCSAP dated June 30, 1992, among General Chemical,
                 The Andover Group, Inc., and TOSOH Wyoming, Inc.
   `D'10.6    -- Amended and Restated Parent  Guaranty and Transfer Agreement dated  June 30, 1992, among New  Hampshire
                 Oak, Inc., ACI International Limited and TOSOH America, Inc.
    **10.7    -- The General Chemical Group Inc. Deferred Compensation Plan for Non-Employee Directors
    **10.8    -- The General Chemical Group Inc. Retirement Plan for Non-Employee Directors
    **10.9    -- The General Chemical Group Inc. Restricted Unit Plan for Non-Employee Directors
    **10.10   -- The General Chemical Group Inc. 1996 Stock Option and Incentive Plan
    **10.11   -- The General Chemical Group Inc. Performance Plan
    **10.12   -- The General Chemical Group Inc. Restricted Unit Plan
`D'`D'10.13   -- First Amendment to General Chemical Corporation Equity Program, effective as of October 1, 1993.
    **10.14   -- General Chemical Group Dividend Award Program, as amended December 15, 1995, effective as of October 1,
                 1993
    **10.15   -- General Chemical Corporation Supplemental Savings and Retirement Plan
   `D'10.16   -- Indenture  dated  as of  August  15, 1993  between  General  Chemical and  Continental  Bank,  National
                 Association, as trustee, with respect to the Senior Subordinated Notes
    **10.17   -- Credit Agreement dated as of April 22, 1994 between Toledo Technologies and Wells Fargo Bank  ('Wells')
                 as agent, with respect to revolving and term loan facilities ('Toledo Agreement')
    **10.18   -- First Amendment to Toledo Agreement dated as of August 15, 1995
    **10.19   -- Credit Agreement dated as of April 22, 1994 between  PDI and Wells as agent, with respect to  revolving and term loan facilities ('PDI Agreement')
    **10.20   -- First Amendment to PDI Agreement dated as of March 27, 1995
    **10.21   -- Credit Agreement dated as  of April 22, 1994  between Balcrank and Wells, as  agent, with respect to  a revolving credit facility ('Balcrank Agreement')
    **10.22   -- Note Agreement dated as of April 1, 1992, among GC Canada and certain noteholders, with respect to  the
                 9.09% Senior Notes due 1999 in aggregate principal amount of $52 million
   `D'10.23   -- Credit Agreement  dated as of  June 22,  1992, between GC  Canada and The  Toronto-Dominion Bank,  with respect to a $15 million revolving credit facility (the 'Canada Revolver')
    **10.24   -- First Amendment to Canada Revolver
    **10.25   -- Amended  and Restated  Credit Agreement  dated as  of September  15, 1993  among General  Chemical  and
                 Chemical Bank, as Administrative Agent and NationsBank of North Carolina, as Co-Agent, with respect  to a $130 million revolving credit facility (the 'US Revolver')
    **10.26   -- First Amendment to the US Revolver dated as of December 11, 1995
    **10.27   -- Term  Loan  Agreement  dated as  of  August  4, 1994  among  General  Chemical and  Chemical  Bank,  as
                 Administrative  Agent, and NationsBank  of North Carolina, as  Co-Agent, with respect to a $100 million term loan
    **10.28   -- Settlement Agreement relating to July 26, 1993 Richmond incident litigation
      10.29   -- Stockholder Agreement among the Company, the GRAT, Paul M. Montrone and Sandra G. Montrone, dated as of
                 April 15, 1996


    EXHIBIT
      NO.                                                    DESCRIPTION
      --                                                     -----------
      10.30   -- Stockholder Agreement between the Company and Stonor, dated as of May 15, 1996
      11      -- Statement regarding computation of per share earnings
    **21      -- Subsidiaries of the Company
      23.1    -- Consent of Deloitte & Touche LLP, Independent Accountants
      27      -- Financial Data Schedule

------------

    ** Incorporated  by  reference  to  the   relevant  exhibit to the Company's
       Registration Statement filed with the Securities and Exchange Commission (the 'SEC') on May 3, 1996, File No. 33-83766.

   `D' Incorporated  by  reference to  the  relevant exhibit to General Chemical
       Corporation's Registration Statement filed with the SEC on August 11, 1993, File No. 33-64824.

`D'`D' Incorporated by reference  to the  relevant exhibit  to General  Chemical
       Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed with the SEC.

FINANCIAL STATEMENTS

     See Item 8, beginning on page 18.

FINANCIAL STATEMENT SCHEDULES

     See Index to Financial Statement Schedule on page 43.

REPORTS ON FORM 8-K

     No report on Form 8-K has been filed by the Company during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Parsippany, State of New Jersey on the 15th day of March 1997.

                                  THE GENERAL CHEMICAL GROUP INC.

                                  By: /s/        RALPH M. PASSINO
                                     ...........................................
                                              RALPH M. PASSINO
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                               March 15, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                SIGNATURE                                     CAPACITY                            DATE
------------------------------------------  --------------------------------------------   -------------------

           /s/ PAUL M. MONTRONE             Chairman of the Board and Director               March 15, 1997
 .........................................
            (PAUL M. MONTRONE)


          /s/ RICHARD R. RUSSELL            President, Chief Executive Officer               March 15, 1997
 .........................................    (Principal Executive Officer) and Director
           (RICHARD R. RUSSELL)


           /s/ RALPH M. PASSINO             Vice President and Chief Financial Officer       March 15, 1997
 .........................................    (Principal Financial and
            (RALPH M. PASSINO)                Accounting Officer)


          /s/ PHILIP E. BEEKMAN             Director                                         March 15, 1997
 .........................................
           (PHILIP E. BEEKMAN)


           /s/ GERALD J. LEWIS              Director                                         March 15, 1997
 .........................................
            (GERALD J. LEWIS)


           /s/ PAUL M. MEISTER              Director                                         March 15, 1997
 .........................................
            (PAUL M. MEISTER)


          /s/ SCOTT M. SPERLING             Director                                         March 15, 1997
 .........................................
           (SCOTT M. SPERLING)


            /s/ IRA STEPANIAN               Director                                         March 15, 1997
 .........................................
             (IRA STEPANIAN)

                           STATEMENT OF DIFFERENCES

The dagger symbol shall be expressed as ................................... `D'

                        THE GENERAL CHEMICAL GROUP INC.
                     INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II -- Valuation and Qualifying Accounts..............................44

     Schedules required by Article 12 of Regulation S-X, other than those listed above, are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

                                                                     SCHEDULE II

                        THE GENERAL CHEMICAL GROUP INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                                               TRANSLATION
                                                     BALANCE AT    ADDITIONS     DEDUCTIONS    ADJUSTMENT    BALANCE AT
                                                     BEGINNING     CHARGED TO       FROM         DURING        END OF
                                                     OF PERIOD       INCOME       RESERVES       PERIOD        PERIOD
                                                     ----------    ----------    ----------    ----------    ----------
                                                                               (IN THOUSANDS)
Year ended December 31, 1994
  Allowance for doubtful accounts.................     $5,918         $383         $ (296)        $(45)        $5,960
Year ended December 31, 1995
  Allowance for doubtful accounts.................     $5,960         $298         $ (564)        $(20)        $5,674
Year ended December 31, 1996
  Allowance for doubtful accounts.................     $5,674         $174         $ (481)        $--          $5,367

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                                DESCRIPTION                                                    PAGE
  ---                                                -----------                                                    -----
       3.1    -- Amended and Restated Certificate of Incorporation of the Company................................
     **3.2    -- Amended and Restated By-Laws of the Company.....................................................
     **4.1    -- Specimen Certificate for shares of Common Stock, $.01 par value, of the Company.................
    **10.1    -- Agreement dated as of March 15, 1996 between Paul M. Montrone and the Company...................
    **10.2    -- Amended and Restated Management Agreement effective as  of January 1, 1995  between  the Company and Latona Associates, Inc......................................................................
   `D'10.4    -- Restated Environmental Matters  Agreement among Allied-Signal,  Henley, The  Wheelabrator  Group
                 Inc.,  New Hampshire Oak, Inc., and Fisher Scientific Group Inc., dated as of February 26, 1986, as amended and restated as of July 28, 1989.....................................................
   `D'10.5    -- Second  Amended and Restated Partnership Agreement  of GCSAP dated June 30, 1992, among  General
                 Chemical, The Andover Group, Inc., and TOSOH Wyoming, Inc.......................................
   `D'10.6    -- Amended and  Restated Parent Guaranty  and Transfer Agreement  dated  June 30,  1992, among  New
                 Hampshire Oak, Inc., ACI International Limited and TOSOH America, Inc...........................
    **10.7    -- The General Chemical Group Inc. Deferred Compensation Plan for Non-Employee Directors...........
    **10.8    -- The General Chemical Group Inc. Retirement Plan for Non-Employee Directors......................
    **10.9    -- The General Chemical Group Inc. Restricted Unit Plan for Non-Employee Directors.................
    **10.10   -- The General Chemical Group Inc. 1996 Stock Option and Incentive Plan............................
    **10.11   -- The General Chemical Group Inc. Performance Plan................................................
    **10.12   -- The General Chemical Group Inc. Restricted Unit Plan............................................
`D'`D'10.13   -- First Amendment  to General Chemical  Corporation Equity  Program, effective as  of  October  1,
                 1993............................................................................................
    **10.14   -- General Chemical Group Dividend  Award Program, as amended December  15, 1995, effective  as  of
                 October 1, 1993.................................................................................
    **10.15   -- General Chemical Corporation Supplemental Savings and Retirement Plan...........................
   `D'10.16   -- Indenture dated as of August 15,  1993 between General Chemical and Continental  Bank,  National
                 Association, as trustee, with respect to the Senior Subordinated Notes..........................
    **10.17   -- Credit Agreement dated as of  April 22, 1994 between Toledo  Technologies and  Wells Fargo  Bank
                 ('Wells') as agent, with respect to revolving and term loan facilities ('Toledo Agreement').....
    **10.18   -- First Amendment to Toledo Agreement dated as of August 15, 1995.................................
    **10.19   -- Credit Agreement dated as  of April 22, 1994  between PDI and Wells  as  agent, with respect  to revolving and term loan facilities ('PDI Agreement')............................................
    **10.20   -- First Amendment to PDI Agreement dated as of March 27, 1995.....................................
    **10.21   -- Credit Agreement dated as of April 22, 1994 between Balcrank and Wells, as agent,  with  respect to a revolving credit facility ('Balcrank Agreement')...........................................
    **10.22   -- Note Agreement dated as of April 1, 1992, among GC Canada and certain noteholders, with  respect to the 9.09% Senior Notes due 1999 in aggregate principal amount of $52 million.................
   `D'10.23   -- Credit Agreement dated as  of June 22, 1992, between  GC Canada and  The Toronto-Dominion  Bank, with respect to a $15 million revolving credit facility (the 'Canada Revolver').................
    **10.24   -- First Amendment to Canada Revolver..............................................................
    **10.25   -- Amended and Restated Credit Agreement dated as of September 15, 1993 among General Chemical  and
                 Chemical  Bank, as  Administrative Agent  and NationsBank of  North Carolina,  as Co-Agent, with respect to a $130 million revolving credit facility (the 'US Revolver').........................
    **10.26   -- First Amendment to the US Revolver dated as of December 11, 1995................................
    **10.27   -- Term Loan Agreement  dated as of August  4, 1994 among General  Chemical and  Chemical Bank,  as
                 Administrative  Agent, and NationsBank  of North Carolina,  as Co-Agent, with  respect to a $100 million term loan...............................................................................
    **10.28   -- Settlement Agreement relating to July 26, 1993 Richmond incident litigation.....................

EXHIBIT
  NO.                                                DESCRIPTION                                                    PAGE
  ---                                                -----------                                                    -----
      10.29   -- Stockholder Agreement among the Company, the GRAT, Paul M. Montrone and  Sandra Montrone,  dated
                 April 15, 1996..................................................................................
      10.30   -- Stockholder Agreement between the Company and Stonor, dated May 15, 1996........................
      11      -- Statement regarding computation of per share earnings...........................................
    **21      -- Subsidiaries of the Company.....................................................................
      23.1    -- Consent of Deloitte & Touche LLP, Independent Accountants.......................................
      27      -- Financial Data Schedule.........................................................................

------------

    ** Incorporated   by  reference  to  the relevant  exhibit to  the Company's
       Registration Statement filed with the Securities and Exchange Commission (the 'SEC') on May 3, 1996, File No. 33-83766.

   `D' Incorporated by  reference  to the  relevant  exhibit to General Chemical
       Corporation's Registration Statement filed with the SEC on August 11, 1993, File No. 33-64824.

`D'`D' Incorporated  by reference  to the  relevant exhibit  to General Chemical
       Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed with the Securities and Exchange Commission.