Form 10-Q
period 1997-03-31
GENERAL CHEMICAL GROUP INC
filed 1997-05-14
CIK 929697

----------------------------------------------------------------------------

-------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
-----------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from______ to_______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares of Common Stock outstanding at May 9, 1997 was 20,925,747.

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                         THE GENERAL CHEMICAL GROUP INC.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      INDEX

                                                                       PAGE NO.
                                                                       --------
PART I.     FINANCIAL INFORMATION:

    Item 1. Financial Statements

       Consolidated Statements of Operations - Three Months

        Ended March 31, 1996 and 1997....................................   1

       Consolidated Balance Sheets - December 31, 1996 and

        March 31, 1997...................................................   2

       Consolidated Statements of Cash Flows - Three Months

        Ended March 31, 1996 and 1997....................................   3

       Notes to the Consolidated Financial Statements....................  4-6

    Item 2.  Management's Discussion and Analysis of Financial

             Condition and Results of Operations.........................  7-8

PART II. OTHER INFORMATION:

    Item 1.  Legal Proceedings...........................................   9

    Item 6.  Exhibits and Reports on Form 8-K............................  10

    SIGNATURES...........................................................  11

    EXHIBIT INDEX........................................................  12

    EXHIBITS............................................................. 13-14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        THE GENERAL CHEMICAL GROUP INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                   ----------------------
                                                                                   1996              1997
                                                                                   ----              ----

Net revenues................................................................    $   144,571      $   149,566
Cost of sales...............................................................        103,060          104,364
Selling, general and administrative expense.................................         13,981           15,114
                                                                                -----------      -----------
Operating profit............................................................         27,530           30,088
Interest expense............................................................          6,464            5,257
Interest income.............................................................            608              750
Foreign currency transaction (gains) losses.................................            (51)             546
Other (income) expense, net.................................................            (86)            (453)
                                                                                -----------      -----------
Income before income taxes and minority interest............................         21,811           25,488
Minority interest...........................................................          6,458            6,221
                                                                                -----------      -----------
Income before income taxes .................................................         15,353           19,267
Income tax provision........................................................          6,037            7,553
                                                                                -----------      -----------
      Net income ...........................................................    $     9,316      $    11,714
                                                                                ===========      ===========
Earnings per common and common
 equivalent share...........................................................    $       .47      $       .50
                                                                                ===========      ===========
Dividends declared per share................................................    $       --       $       .05
                                                                                ==========-      ===========
Weighted average common and common
 equivalent shares outstanding..............................................      19,736,842      23,294,662
                                                                                  ==========      ==========







        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.
                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                  DECEMBER 31,       MARCH 31,
                                                                                       1996             1997
                                                                                      ----             ----
                                                                                                    (UNAUDITED)
Current Assets:
     Cash and cash equivalents.................................................. $    51,700       $   63,164
     Receivables, net...........................................................     102,478          105,312
     Inventories................................................................      41,429           41,424
     Deferred income taxes......................................................      11,264           11,933
     Other current assets.......................................................       2,153            3,028
                                                                                 -----------       ----------
         Total current assets...................................................     209,024          224,861
Property, plant and equipment, net..............................................     239,819          237,182
Other assets      ..............................................................      36,294           35,591
                                                                                 -----------       ----------
     Total assets............................................................... $   485,137       $  497,634
                                                                                 ===========       ==========


                        LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities:
     Accounts payable........................................................... $    53,772       $   50,305
     Accrued liabilities........................................................      74,205           71,588
     Income taxes payable.......................................................       5,500           11,179
     Current portion of long-term debt..........................................      17,392           17,392
                                                                                 -----------       ----------
          Total current liabilities.............................................     150,869          150,464
Long-term debt..................................................................     217,217          212,869
Other liabilities...............................................................     198,232          199,370
                                                                                 -----------       ----------
          Total liabilities.....................................................     566,318          562,703
                                                                                 -----------       ----------
Minority interest...............................................................      38,572           43,844
                                                                                 -----------       ----------
Equity (deficit):

     Preferred Stock, $.01 par value; authorized:
      10,000,000 shares; none issued or outstanding.............................         --               --
     Common Stock, $.01 par value; authorized:
      50,000,000 and 100,000,000 shares, issued
      8,009,601 and 8,009,601 shares at December 31, 1996 and
      March 31, 1997, respectively..............................................          80               80
     Class B Convertible Common Stock, $.01 par value;
      authorized 40,000,000 shares; issued and outstanding:
      14,261,467 shares at December 31, 1996 and March 31, 1997.................         143              143
     Capital deficit............................................................    (185,215)        (184,862)
     Foreign currency translation adjustments...................................      (1,435)          (1,499)
     Retained earnings .........................................................      66,797           77,399
     Treasury stock, at cost:  6,325 shares at December 31, 1996
      and 8,600 shares at March 31, 1997, respectively..........................        (123)            (174)
                                                                                 -----------       ----------
          Total equity (deficit)................................................    (119,753)        (108,913)
                                                                                 -----------       ----------
          Total liabilities and equity (deficit)................................ $   485,137       $  497,634
                                                                                 ===========       ==========


      See the accompanying notes to the consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                         ---------------------
                                                                                         1996             1997
                                                                                         ----             ----
Cash flows from operating activities:
   Net income ................................................................      $    9,316         $  11,714
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization.............................................          7,539             7,930
     Net (gain) loss on disposition of long-term assets........................             85               192
     Unrealized exchange loss..................................................             67               740
     Restricted unit plan costs................................................            --                351
     (Increase) in receivables.................................................        (10,657)           (3,071)
     (Increase) in inventories.................................................         (1,659)             (149)
     (Decrease) in accounts payable............................................           (806)           (3,405)
     (Decrease) in accrued liabilities.........................................            (94)           (2,552)
     Increase in income taxes payable..........................................          3,673             5,640
     Increase (decrease) in other liabilities and assets, net..................           (133)              186
     Increase in minority interest.............................................          5,356             5,272
                                                                                    ----------         ---------
        Net cash provided by operating activities..............................         12,687            22,848
                                                                                    ----------         ---------
Cash flows from investing activities:
      Capital expenditures.....................................................         (8,622)           (5,842)
      Repayment of related party loans ........................................          2,000               --
                                                                                    ----------         --------
       Net cash used for investing activities.................................          (6,622)           (5,842)
                                                                                    ----------         ---------
Cash flows from financing activities:
      Proceeds from long-term debt.............................................          5,000               --
      Repayment of long-term debt..............................................         (8,418)           (4,348)
      Payments to acquire treasury stock.......................................            --                (51)
      Dividends................................................................            --             (1,112)
                                                                                    ----------         ---------
        Net cash used for financing activities.................................         (3,418)           (5,511)
                                                                                    ----------         ---------
Effect of exchange rate changes on cash........................................            (49)              (31)
                                                                                    ----------         ---------
Increase in cash and cash equivalents.........................................           2,598            11,464
Cash and cash equivalents at beginning of period...............................         19,025            51,700
                                                                                    ----------         ---------
Cash and cash equivalents at end of period.....................................     $   21,623         $  63,164
                                                                                    ==========         =========

Supplemental information:

      Cash paid for income taxes...............................................     $    2,268         $   2,653
                                                                                    ==========         =========

      Cash paid for interest...................................................     $    7,299         $   6,134
                                                                                    ==========         =========









      See the accompanying notes to the consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE QUARTER ENDED MARCH 31, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements include the accounts of The General Chemical Group Inc. and its subsidiaries (the "Company"). These unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The Company's financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         The Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). The Company is required to adopt FAS 128 for both interim and annual periods ending after December 15, 1997. FAS 128 requires the Company to present Basic Earnings Per Share which excludes dilution and Diluted Earnings Per Share which includes potential dilution. The Company believes that the adoption of FAS 128 will not have a material effect on the Company's earnings per share calculations.

NOTE 2 - RELATED PARTY TRANSACTIONS

Management Agreement

         The Company is party to a management agreement with Latona Associates Inc. (a management and advisory company which is controlled by a stockholder of the Company). Pursuant to the agreement, the Company was charged $1,406 and $1,460 for the three months ended March 31, 1996 and 1997, respectively, for corporate supervisory and administrative services and strategic advice and guidance. The management agreement expires on December 31, 2004.

NOTE 3 - ADDITIONAL FINANCIAL INFORMATION

         The components of inventories were as follows:

                                                                              DECEMBER 31,        MARCH 31,
                                                                              ------------        ---------
                                                                                  1996              1997
                                                                                  ----              ----
                                                                                                 (unaudited)

             Raw materials..................................................     $11,022         $   9,772
             Work in process................................................       4,900             6,772
             Finished products..............................................      17,403            16,664
             Supplies and containers.......................................        8,104             8,216
                                                                                --------         ---------
                                                                                 $41,429         $  41,424
                                                                                 =======         =========

                         THE GENERAL CHEMICAL GROUP INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      FOR THE QUARTER ENDED MARCH 31, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 4 - LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                      MATURITIES     DECEMBER 31,      MARCH 31,
                                                                      ----------     ------------      ---------
                                                                                         1996            1997
                                                                                         ----            ----
                                                                                                      (UNAUDITED)
         GCC Debt:
            Bank Term Loan - floating rate..........................   1997-2001     $    82,609     $    78,261
            Senior Subordinated Notes - 9.25%.......................     2003            100,000         100,000
            Canada Senior Notes - 9.09%.............................     1999             52,000          52,000
                                                                                          ------          ------
            Total Debt..............................................                     234,609         230,261
            Less:  Current Portion..................................                      17,392          17,392
                                                                                     -----------     -----------
            Net Long-Term Debt......................................                 $   217,217     $   212,869
                                                                                     ===========     ===========

NOTE 5 - DIVIDENDS

         On March 15, 1997, the Company's Board of Directors declared a quarterly cash dividend of $.05 per share, payable April 15, 1997, to shareholders of record on April 1, 1997.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

         After several months of negotiation under the supervision of a settlement master, the Company and a court-approved plaintiffs' management committee executed a comprehensive settlement agreement which resolved the claims of approximately 95 percent of the claimants who filed lawsuits arising out the July 26th incident, including the federal court cases. After a final settlement approval hearing on October 27, 1995, the coordination trial judge approved the settlement on November 22, 1995. Pursuant to the terms of the settlement agreement, the Company, with funds to be provided by its insurers pursuant to the terms of its insurance policies, has agreed to make available a maximum of $180,000 to implement the settlement. In addition, the settlement agreement provides, among other things, that while claimants may "opt out" of the compensatory damages portion of the settlement and pursue their own cases separate and apart from the class settlement mechanism, they have no right to opt out of the punitive damages portion of the settlement. Consequently, under the terms of the settlement, no party may seek punitive damages from the Company outside of those provided by the settlement.

                         THE GENERAL CHEMICAL GROUP INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)

                      FOR THE QUARTER ENDED MARCH 31, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

         Notices of appeal of all or portions of the settlement approved by the court were filed by five law firms representing approximately 2,750 claimants, with approximately 2,700 of these claimants represented by the same law firm. Virtually all of these claimants have not specified the amount of their claims in court documents, although the Company believes that their alleged injuries are no different in nature or extent than those alleged by the settling claimants. On May 8, 1996, the California Court of Appeals dismissed each of the appeals that had been filed challenging the trial court's approval of the class action settlement. The Court of Appeals dismissed the appeal relating to the trial court's rulings on plaintiffs' attorney's fees on the ground that the appealing attorneys lacked standing to appeal. The Court of Appeals also dismissed each of the other pending appeals, ruling that the trial court's orders and rulings approving the settlement were not presently appealable, if at all, by the appealing claimants since they had all elected to opt out of the settlement. The appealing attorneys and some of the appealing claimants then filed a petition for review with the California Supreme Court which on August 15, 1996 elected not to review the Court of Appeals' decision.

         On March 11, 1997, the coordination judge dismissed the claims of 1,269 of the approximately 2,750 opt-out claimants, primarily on the grounds that they had failed to comply with previous pre-trial orders. On April 18, 1997, the California Court of Appeals denied a petition for review of the dismissals filed by attorneys for the dismissed opt-out claimants, thereby electing not to review the decision. The same attorneys have recently filed a petition with the California Supreme Court for review of the California Court of Appeals' denial of their prior petition.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

March 31, 1997 Compared with December 31, 1996

Financial Condition

          Cash and cash equivalents were $63.2 million at March 31, 1997 as compared with $51.7 million at December 31, 1996. During the first three months of 1997 the Company generated cash flow from operating activities of $22.8 million, and used cash of $4.3 million for net repayment of long-term debt, $5.8 million for capital expenditures and paid a cash dividend of $1.1 million.

          The Company had working capital of $74.4 million at March 31, 1997 as compared with $58.2 million at December 31, 1996. This increase in working capital reflects higher cash and accounts receivable coupled with lower accounts payable and accrued liabilities, partially offset by higher income taxes payable.

           On April 23, 1997, the Company purchased 1,343,046 shares of common stock at $20 per share for a total of $26.9 million. The purchase was funded from the Company's cash and cash equivalents balance.

Results of Operations

         Net revenues for the three month period ended March 31, 1997 increased 4 percent to $149.6 million, from $144.6 million for the comparable period in 1996. This increase is due to higher sales in the Manufacturing Segment, partially offset by lower sales in the Chemical Segment. The increase in the Manufacturing Segment primarily reflects higher volumes. The decrease in the Chemical Segment is due primarily to weaker pricing of soda ash and lower calcium chloride volumes caused by the mild winter weather in the northeastern United States, partially offset by volume improvements across the majority of all other product lines.

         Gross profit for the three month period ended March 31, 1997 increased 9 percent to $45.2 million from $41.5 million for the comparable prior year period.

         Gross profit as a percentage of sales increased 1 percent to 30 percent for the three months ended March 31, 1997 versus 29 percent for the three month period ended March 31, 1996 primarily due to higher volumes in the Manufacturing Segment

         Selling, general and administrative expense as a percentage of net revenues was 10 percent for the three months ended March 31, 1996 and 1997.

         Interest expense for the three month period ended March 31, 1997 was $5.3 million, which was $1.2 million lower than the comparable prior year level as a result of lower outstanding debt balances.

         Interest income for the three month period ended March 31, 1997 was $.7 million, which approximated the prior year levels.

         The foreign currency transaction loss for the three month period ended March 31, 1997 was $.5 million versus a gain of $(.1) million for the comparable period in 1996, principally due to the impact of exchange rate fluctuations on a $52 million U.S. denominated loan of the Company's Canadian subsidiary. The impact of these foreign currency transaction gains on this loan is noncash.

         Minority interest for the three month period ended March 31, 1997 was $6.2 million which approximated the comparable period in 1996.

         Net income was $11.7 million for the three month period ended March 31, 1997, versus $9.3 million for the comparable period in 1996, for the foregoing reasons.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The following developments have occurred with respect to this matter since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1996:

         Richmond Works July 26, 1993 Incident. On March 11, 1997, the coordination judge dismissed the claims of 1,269 of the approximately 2,750 opt-out claimants, primarily on the grounds that they had failed to comply with previous pre-trial orders. On April 18, 1997, the California Court of Appeals denied a petition for review of the dismissals filed by attorneys for the dismissed opt-out claimants, thereby electing not to review the decision. The same attorneys have recently filed a petition with the California Supreme Court for review of the California Court of Appeals' denial of their prior petition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a) Exhibits:

          (11) Computation of Earnings per Common and Common Equivalent Share.

          (27) Financial Data Schedule

        b) No report on Form 8-K has been filed by the Company during the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                THE GENERAL CHEMICAL GROUP INC.
                                                          (Registrant)


Date   May 12, 1996       /s/ Richard R. Russell
     -----------------        ------------------
                              RICHARD R. RUSSELL
                              President and Chief Executive
                              Officer (Principal Executive Officer) and Director

Date   May 12, 1996      /s/  Ralph M. Passino
     -----------------        ----------------
                              RALPH M. PASSINO
                              Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                        DESCRIPTION                        PAGE
-----------                        -----------                        ----
    11              Computation of Net Earning per Common and          13
                    common equivalents shares for the three months ended March 31, 1996 and 1997

    27              Financial Date Schedule (EDGAR filings only)       14