Form 10-Q
period 1997-06-30
GENERAL CHEMICAL GROUP INC
filed 1997-07-30
CIK 929697

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
    X              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
---------           OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                       OR
---------       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to ______
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO____

The number of shares of Common Stock outstanding at July 25, 1997 was 11,186,059.
The number of shares of Class B Common Stock outstanding at July 25, 1997 was 9,768,421.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         THE GENERAL CHEMICAL GROUP INC.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      INDEX

                                                                          PAGE NO.
                                                                          ---------
PART I. FINANCIAL INFORMATION:

    Item 1. Financial Statements

       Consolidated Statements of Operations - Three Months and
        Six Months Ended June 30, 1996 and 1997........................        1

       Consolidated Balance Sheets - December 31, 1996 and
        June 30, 1997..................................................        2

       Consolidated Statements of Cash Flows - Six Months
        Ended June 30, 1996 and 1997...................................        3

       Notes to the Consolidated Financial Statements..................      4-7

    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................      8-9

PART II. OTHER INFORMATION:

    Item 1.  Legal Proceedings.........................................      10

    Item 2.  Changes in Securities.....................................      10

    Item 6.  Exhibits and Reports on Form 8-K..........................      11

    SIGNATURES.........................................................      12

    EXHIBIT INDEX......................................................      13

    EXHIBITS...........................................................    14-15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         THE GENERAL CHEMICAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                      JUNE 30,                   JUNE 30,
                                                               ------------------           ------------------
                                                               1996          1997           1996          1997
                                                               ----          ----           ----          ----
Net revenues.............................................  $  160,130    $   164,957     $  304,701   $   314,523
Cost of sales............................................     107,063        110,315        210,123       214,679
Selling, general and administrative expense..............      27,551         15,398         41,532        30,512
                                                           ----------    -----------     ----------   -----------
Operating profit.........................................      25,516         39,244         53,046        69,332
Interest expense.........................................       6,245          5,093         12,709        10,350
Interest income..........................................         664            573          1,272         1,323
Foreign currency transaction (gains) losses..............         (88)           (32)          (139)          514
Other (income) expense, net..............................         494            257            408          (196)
                                                           ----------    -----------     ----------   -----------
Income before income taxes and minority interest.........      19,529         34,499         41,340        59,987
Minority interest........................................       8,311          6,121         14,769        12,342
                                                           ----------    -----------     ----------   -----------
Income before income taxes ..............................      11,218         28,378         26,571        47,645
Income tax provision.....................................       4,176         11,120         10,213        18,673
                                                           ----------    -----------     ----------   -----------
           Net income ...................................  $    7,042    $    17,258     $   16,358   $    28,972
                                                           ==========    ===========     ==========   ===========
Earnings per common and common
 equivalent share........................................  $      .33    $       .77     $      .79   $      1.27
                                                           ==========    ===========     ==========   ===========

Dividends declared per share.............................  $     .025    $       .05     $     .025   $       .10
                                                           ==========    ===========     ==========   ===========
Weighted average common and common
 equivalent shares outstanding...........................  21,505,888     22,349,659     20,621,365    22,822,753
                                                           ==========     ==========     ==========    ==========


        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                     DECEMBER 31,    JUNE 30,
                                                                                         1996          1997
                                                                                         ----          ----
                                                                                                    (UNAUDITED)
Current Assets:
     Cash and cash equivalents....................................................   $  51,700      $  22,883
     Receivables, net.............................................................     102,478        127,134
     Inventories..................................................................      41,429         41,560
     Deferred income taxes........................................................      11,264         11,091
     Other current assets.........................................................       2,153          4,078
                                                                                     ---------      ---------
          Total current assets....................................................     209,024        206,746
Property, plant and equipment, net................................................     239,819        241,710
Other assets      ................................................................      36,294         35,413
                                                                                     ---------      ---------
          Total assets............................................................   $ 485,137      $ 483,869
                                                                                     =========      =========


                        LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities:

     Accounts payable.............................................................   $  53,772      $   53,563
     Accrued liabilities..........................................................      74,205          73,839
     Income taxes payable.........................................................       5,500           8,226
     Current portion of long-term debt............................................      17,392          17,392
                                                                                     ---------      ----------
          Total current liabilities...............................................     150,869         153,020
Long-term debt....................................................................     217,217         208,615
Other liabilities.................................................................     198,232         200,351
                                                                                     ---------      ----------
          Total liabilities.......................................................     566,318         561,986
                                                                                     ---------      ----------
Minority interest.................................................................      38,572          41,246
                                                                                     ---------      ----------
Equity (deficit):
     Preferred Stock, $.01 par value; authorized:
      10,000,000 shares; none issued or outstanding...............................         --             --
     Common Stock, $.01 par value; authorized:
      100,000,000 shares, issued 8,009,601
      and 12,548,099 shares at December 31, 1996 and
      June 30, 1997, respectively.................................................          80             125
     Class B Convertible Common Stock, $.01 par value;
      authorized 40,000,000 shares; issued and outstanding:
      14,261,467 and 9,768,421 shares at December 31, 1996 and
      June 30, 1997, respectively.................................................         143              98
     Capital deficit..............................................................    (185,215)       (184,434)
     Foreign currency translation adjustments.....................................      (1,435)         (1,478)
     Retained earnings ...........................................................      66,797          93,609
     Treasury stock, at cost:  6,325 shares at December 31, 1996
      and 1,362,040 shares at June 30, 1997, respectively.........................        (123)        (27,283)
                                                                                     ---------      ----------
          Total equity (deficit)..................................................    (119,753)       (119,363)
                                                                                     ---------      ----------
          Total liabilities and equity (deficit)..................................   $ 485,137      $  483,869
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

                         THE GENERAL CHEMICAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                    --------------------
                                                                                    1996           1997
                                                                                    ----           ----
Cash flows from operating activities:
   Net income ................................................................     $ 16,358      $ 28,972
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization.............................................      15,151        16,004
     Net loss on disposition of long-term assets...............................         540           372
     Unrealized exchange loss..................................................          11           730
     Restricted unit plan costs................................................      10,530           684
     (Increase) in receivables.................................................     (22,545)      (24,811)
     (Increase) in inventories.................................................      (1,534)         (272)
     (Decrease) in accounts payable............................................          (9)         (182)
     (Decrease) in accrued liabilities.........................................      (5,345)         (243)
     Increase in income taxes payable..........................................          57         2,688
     (Increase) decrease in other assets and liabilities, net..................      (1,579)        1,086
     Increase in minority interest.............................................       8,388         2,674
                                                                                   --------      --------
        Net cash provided by operating activities..............................      20,023        27,702
                                                                                   --------      --------
Cash flows from investing activities:
      Capital expenditures.....................................................     (22,377)      (18,407)
      Repayment of related party loans ........................................      14,000           --
      Proceeds from sales or disposals of long-term assets....................          --             10
                                                                                   --------      --------
        Net cash used for investing activities................................       (8,377)      (18,397)
                                                                                   --------      --------
Cash flows from financing activities:
      Net proceeds from initial public offering................................      40,600           --
      Proceeds from long-term debt.............................................      20,000           --
      Repayment of long-term debt..............................................     (63,191)       (8,696)
      Payments to acquire treasury stock.......................................         --        (27,160)
      Dividends................................................................         --         (2,225)
                                                                                   --------      --------
        Net cash used for financing activities.................................      (2,591)      (38,081)
                                                                                   --------      --------
Effect of exchange rate changes on cash........................................         (43)          (41)
                                                                                   --------      --------
Increase (decrease) in cash and cash equivalents..............................        9,012       (28,817)
Cash and cash equivalents at beginning of period...............................      19,025        51,700
                                                                                   --------      --------
Cash and cash equivalents at end of period.....................................    $ 28,037      $ 22,883
                                                                                   ========      ========

Supplemental information:

      Cash paid for income taxes...............................................    $ 10,604      $ 16,739
                                                                                   ========      ========

      Cash paid for interest...................................................    $ 11,977      $ 10,053
                                                                                   ========      ========


      See the accompanying notes to the consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements include the accounts of The General Chemical Group Inc. and its subsidiaries (the "Company"). These unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The Company's financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Management Agreement

         The Company is party to a Management Agreement with Latona Associates Inc. (a management and advisory company which is controlled by a stockholder of the Company). Pursuant to the agreement, the Company was charged $2,812 and $2,920 for the six months ended June 30, 1996 and 1997, respectively, for corporate supervisory and administrative services and strategic advice and guidance. The Management Agreement expires on December 31, 2004.

NOTE 3 - ADDITIONAL FINANCIAL INFORMATION

         The components of inventories were as follows:

                                        DECEMBER 31,        JUNE 30,
                                           1996              1997
                                           ----              ----
                                                          (unaudited)

     Raw materials...................     $11,022           $ 9,148
     Work in process.................       4,900             7,287
     Finished products...............      17,403            16,312
     Supplies and containers ........       8,104             8,813
                                          -------           -------
                                          $41,429           $41,560
                                          =======           =======

                         THE GENERAL CHEMICAL GROUP INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 4 - LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                     DECEMBER 31,      JUNE 30,
                                                                      MATURITIES         1996            1997
                                                                                         ----            ----
                                                                                                      (UNAUDITED)
         GCC Debt:
            Bank Term Loan - floating rate..........................   1997-2001        $ 82,609        $ 73,913
            Senior Subordinated Notes - 9.25%.......................     2003            100,000         100,000
            Canada Senior Notes - 9.09%.............................     1999             52,000          52,094
                                                                                        --------        --------
            Total Debt..............................................                     234,609         226,007
            Less:  Current Portion..................................                      17,392          17,392
                                                                                        --------        --------
            Net Long-Term Debt......................................                    $217,217        $208,615
                                                                                        ========        ========

         Aggregate maturities of long-term debt at December 31, 1996 for each of the years in the five year period ending December 31, 2001 are $17,392, $17,392, $69,392, $17,392 and $13,041, respectively.

NOTE 5 - DIVIDENDS

         On June 5, 1997, the Company's Board of Directors declared a quarterly cash dividend of $.05 per share, payable July 3, 1997, to shareholders of record on June 18, 1997.

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

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

damages from the Company outside of those provided by the settlement.

         Notices of appeal of all or portions of the settlement approved by the court were filed by five law firms representing approximately 2,800 claimants, with approximately 2,600 of these claimants represented by the same law firm. Virtually all of these claimants have not specified the amount of their claims in court documents, although the Company believes that their alleged injuries are no different in nature or extent than those alleged by the settling claimants. On May 8, 1996, the California Court of Appeals dismissed each of the appeals that had been filed challenging the trial court's approval of the class action settlement. The Court of Appeals dismissed the appeal relating to the trial court's rulings on plaintiffs' attorney's fees on the ground that the appealing attorneys lacked standing to appeal. The Court of Appeals also dismissed each of the other pending appeals, ruling that the trial court's orders and rulings approving the settlement were not presently appealable, if at all, by the appealing claimants since they had all elected to opt out of the settlement. The appealing attorneys and some of the appealing claimants then filed a petition for review with the California Supreme Court which on August 15, 1996 elected not to review the Court of Appeals' decision.

         On March 11, 1997, the coordination judge dismissed the claims of 1,269 of the approximately 2,750 opt-out claimants, primarily on the grounds that they had failed to comply with previous pre-trial orders. On April 18, 1997, the California Court of Appeals denied a petition for review of the dismissals filed by attorneys for the dismissed opt-out claimants, and on June 8, 1997, the California Supreme Court denied the same attorneys' petition for review of the California Court of Appeals' denial of their prior petition.

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

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

with the Company confirming their respective commitments to fund the settlement as required by their insurance policies with the Company and as described in the settlement agreement. In addition, these same insurers currently continue to provide substantially the same insurance coverage to the Company.

NOTE 7 - CAPITAL STOCK

         During the second quarter of 1997, in connection with a sale of its stock the Stonor Group Limited ("Stonor") converted all 4.4 million shares of the Class B Common Stock into an identical number of shares of Common Stock. The Class B Common Stock and Common Stock are substantially similar, except for certain differences in voting power and restrictions on transfer described in the Company's Annual Report on Form 10-K for the year ending December 31, 1996.

         On April 23, 1997 the Company purchased approximately 1.3 million shares of Common Stock from Stonor, at a price of $20 per share, pursuant to a previously announced stock repurchase program by the Company. The purchase was funded from the Company's cash and cash equivalents balance.

NOTE 8 - ACQUISITIONS

         On May 23, 1997, the Company's wholly owned subsidiary, General Chemical Corporation ("GCC"), entered into an agreement to acquire all of the outstanding stock of Peridot Holdings, Inc., a leading manufacturer and supplier of sulfuric acid and water treatment chemicals. This transaction closed on July 1, 1997. Funding for this transaction was provided with existing cash and borrowings on GCC's revolving credit facility. The Company will account for this acquisition using the purchase method.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

June 30, 1997 Compared with December 31, 1996

Financial Condition

          Cash and cash equivalents were $22.9 million at June 30, 1997 as compared with $51.7 million at December 31, 1996. During the first six months of 1997 the Company generated cash flow from operating activities of $27.7 million, used cash of $8.7 million for net repayment of long-term debt, used cash of $18.4 million for capital expenditures and used cash of $27.2 million for the acquisition of treasury stock.

          The Company had working capital of $53.7 million at June 30, 1997 as compared with $58.2 million at December 31, 1996. This decrease in working capital primarily reflects lower cash balances offset by higher accounts receivable balances.

          On July 1, 1997, the previously-announced acquisition of Peridot Holdings, Inc. by a subsidiary of the Company was closed. Funding for this transaction was provided with existing cash and borrowings on a revolving credit facility.

Results of Operations

         Net revenues for the three and six month periods ended June 30, 1997 increased 3 percent to $165.0 million and $314.5 million, respectively, from $160.1 million and $304.7 million for the comparable periods in 1996. This increase is due to higher sales in the Manufacturing Segment, partially offset by lower sales in the Chemical Segment. The increase in the Manufacturing Segment primarily reflects higher volumes. The decrease in the Chemical Segment is due primarily to weaker pricing of soda ash.

         Gross profit for the three and six month periods ended June 30, 1997 increased 3 percent and 5 percent to $54.6 million and $99.8 million, respectively, from $53.1 million and $94.6 million for the comparable prior year periods.

         Gross profit as a percentage of sales was 33 percent for the three month periods ended June 30, 1996 and 1997. Gross profit as a percentage of sales for the six month period ended June 30, 1997 increased to 32 percent from 31 percent for the same period in 1996. This increase is primarily due to higher volumes in the Manufacturing Segment.

         Selling, general and administrative expense as a percentage of net revenues was 9 percent and 10 percent for the three and six month periods ended June 30, 1997, respectively, versus 17 percent and 14 percent for the comparable prior year periods. This decrease from prior year is primarily due to a one-time charge recorded in 1996 primarily related to a new Restricted Unit Plan created by the Company which replaced certain prior equity programs.

         Interest expense for the three and six month periods ended June 30, 1997 was $5.1 million and $10.4 million, which was $1.2 million and $2.4 million lower, respectively, than the comparable prior year levels as a result of lower outstanding debt balances.

         Interest income for the three and six month periods ended June 30, 1997 was $.6 million and $1.3 million, respectively, which approximated the prior year levels.

         The foreign currency transaction (gain)/loss for the three month periods ended June 30, 1996 and 1997 was $(.1) million. The foreign currency transaction (gain)/loss for the six month periods ended June 30, 1996 and 1997 were $(.1) million and $.5 million, respectively. These amounts are principally due to the impact of exchange rate fluctuations on a U.S. dollar denominated loan of the Company's Canadian subsidiary. The impact of these foreign currency transaction gains on this loan is noncash.

         Minority interest for the three and six month periods ended June 30, 1997 was $6.1 million and $12.3 million, respectively, versus $8.3 million and $14.8 million for the comparable periods in 1996. The decrease in both periods reflect lower earnings of General Chemical (Soda Ash) Partners.

         Net income was $17.3 million and $29.0 million for the three and six month periods ended June 30, 1997, respectively, versus $7.0 million and $16.4 million for the comparable periods in 1996, for the foregoing reasons.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The following developments have occurred with respect to this matter since the filing of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997:

         Richmond Works July 26, 1993 Incident. On March 11, 1997, the coordination judge dismissed the claims of 1,269 of the approximately 2,750 opt-out claimants, primarily on the grounds that they had failed to comply with previous pre-trial orders. On April 18, 1997, the California Court of Appeals denied a petition for review of the dismissals filed by attorneys for the dismissed opt-out claimants, and on June 8, 1997 the California Supreme Court denied the same attorneys' petition for review of the California Court of Appeals' denial of their prior petition.

         On June 6, 1997, General Chemical Canada Ltd. ("GCCL"), a wholly owned subsidiary of the Company, received a summons issued by the Ministry of the Environment and Energy alleging that a release of ammoniated material into the Detroit River from GCCL's Amherstburg, Ontario facility on August 22, 1995, violated certain provisions of the Environmental Protection Act and Ontario Water Resources Act. The maximum statutory penalties for the offenses alleged are in excess of $100,000 and GCCL intends to defend itself vigorously in this matter.

ITEM 5.  OTHER INFORMATION

         During the second quarter of 1997, in connection with a sale of its stock the Stonor Group Limited ("Stonor") converted all 4.4 million shares of the Class B Common Stock into an identical number of shares of Common Stock. The Class B Common Stock and Common Stock are substantially similar, except for certain differences in voting power and restrictions on transfer described in the Company's Annual Report on Form 10-K for the year ending December 31, 1996.

         On April 23, 1997 the Company purchased approximately 1.3 million shares of Common Stock from Stonor, at a price of $20 per share, pursuant to a previously announced stock repurchase program by the Company. The purchase was funded from the Company's cash and cash equivalents balance.

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

                                   THE GENERAL CHEMICAL GROUP INC.
                                   -------------------------------
                                             (Registrant)

Date    July 28, 1997       /s/ Richard R. Russell
     --------------------       --------------------------------------------
                                RICHARD R. RUSSELL
                                President and Chief Executive
                                 Officer (Principal Executive Officer) and
                                 Director

Date    July 28, 1997       /s/ Ralph M. Passino
     --------------------       --------------------------------------------
                                RALPH M. PASSINO
                                Vice President and Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                      DESCRIPTION                             PAGE
-----------                      -----------                             ----
    11          Computation of Net Earnings per Common and Common         14
                Equivalent shares for the three and six months
                ended June 30, 1996 and 1997

    27          Financial Date Schedule (EDGAR filings only)              15