Form 10-Q
period 1997-09-30
GENERAL CHEMICAL GROUP INC
filed 1997-11-04
CIK 929697

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
     X             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
-----------          OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                       OR
-----------     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ___________ to __________
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


The number of shares of Common Stock outstanding at October 17, 1997 was 11,186,137.
The number of shares of Class B Common Stock outstanding at October 17, 1997 was 9,768,421.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                THE GENERAL CHEMICAL GROUP INC.

                                           FORM 10-Q

                           QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                             INDEX


                                                                              PAGE NO.
                                                                             ---------
PART I.   FINANCIAL INFORMATION:

    Item 1. Financial Statements

      Consolidated Statements of Operations - Three Months and
       Nine Months Ended September 30, 1996 and 1997.........................      1

      Consolidated Balance Sheets - December 31, 1996 and
       September 30, 1997....................................................      2

      Consolidated Statements of Cash Flows - Nine Months
       Ended September 30, 1996 and 1997.....................................      3

      Notes to the Consolidated Financial Statements.........................     4-7

    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................     8-9

PART II. OTHER INFORMATION:

    Item 1.  Legal Proceedings...............................................     10

    Item 6.  Exhibits and Reports on Form 8-K................................     11

    SIGNATURES...............................................................     12

    EXHIBIT INDEX............................................................     13

    EXHIBITS.................................................................    14-15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



                         THE GENERAL CHEMICAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                                    SEPTEMBER 30,           SEPTEMBER 30,
                                                --------------------    --------------------
                                                   1996        1997        1996        1997
                                                   ----        ----        ----        ----
Net revenues................................... $ 161,967   $ 169,842    $466,668   $ 484,365
Cost of sales..................................   110,237     117,447     320,360     332,126
Selling, general and administrative expense....    14,646      15,871      56,178      46,383
                                                ---------   ---------    --------   ---------
Operating profit...............................    37,084      36,524      90,130     105,856
Interest expense...............................     5,640       5,711      18,349      16,061
Interest income................................       486         611       1,758       1,934
Foreign currency transaction (gains) losses....        26          16        (113)        530
Other (income) expense, net....................      (174)        247         234          51
                                                ---------   ---------    --------   ---------
Income before income taxes and minority interest   32,078      31,161      73,418      91,148
Minority interest..............................     8,265       6,459      23,034      18,801
                                                ---------   ---------    --------   ---------
Income before income taxes ....................    23,813      24,702      50,384      72,347
Income tax provision...........................     9,179       9,600      19,392      28,273
                                                ---------   ---------    --------   ---------
         Net income ........................... $  14,634   $  15,102    $ 30,992   $  44,074
                                                =========   =========    ========   =========

Earnings per common and common
 equivalent share.............................. $     .63   $     .68    $   1.44   $    1.95
                                                =========   =========    ========   =========

Dividends declared per share................... $     .05   $     .05    $   .075   $     .15
                                                =========   =========    ========   =========

Weighted average common and common
 equivalent shares outstanding................. 23,165,745  22,168,222 21,476,637   22,598,255
                                                ==========  ========== ==========   ==========





      See the accompanying notes to the consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,   SEPTEMBER 30,
                                                                      1996           1997
                                                                      ----           ----
                                                                                  (UNAUDITED)
Current Assets:
     Cash and cash equivalents...................................  $   51,700      $  29,646
     Receivables, net............................................     102,478        121,961
     Inventories.................................................      41,429         40,009
     Deferred income taxes.......................................      11,264         11,429
     Other current assets........................................       2,153          5,340
                                                                   ----------      ---------
         Total current assets....................................     209,024        208,385
Property, plant and equipment, net...............................     239,819        296,917
Other assets   ..................................................      36,294         53,679
                                                                   ----------      ---------
         Total assets............................................  $  485,137      $ 558,981
                                                                   ==========      =========


                               LIABILITIES AND EQUITY (DEFICIT)


Current Liabilities:
     Accounts payable............................................  $   53,772      $  54,726
     Accrued liabilities.........................................      74,205         75,322
     Income taxes payable........................................       5,500          8,260
     Current portion of long-term debt...........................      17,392         34,329
                                                                   ----------      ----------
         Total current liabilities...............................     150,869        172,637
Long-term debt...................................................     217,217        234,218
Other liabilities................................................     198,232        211,628
                                                                   ----------      ----------
         Total liabilities.......................................     566,318        618,483
                                                                   ----------      ----------
Minority interest................................................      38,572         45,763
                                                                   ----------      ----------
Equity (deficit):
     Preferred Stock, $.01 par value; authorized:
      10,000,000 shares; none issued or outstanding..............         --             --
     Common Stock, $.01 par value; authorized:
      100,000,000 shares, issued 8,009,601
      and 12,548,697 shares at December 31, 1996 and
      September 30, 1997, respectively...........................          80            125
     Class B Convertible Common Stock, $.01 par value;
      authorized 40,000,000 shares; issued and outstanding:
      14,261,467 and 9,768,421 shares at December 31, 1996 and
      September 30, respectively.................................         143             98
     Capital deficit.............................................    (185,215)      (184,124)
     Foreign currency translation adjustments....................      (1,435)        (1,730)
     Retained earnings ..........................................      66,797        107,662
     Treasury stock, at cost:  6,325 shares at December 31, 1996
      and 1,362,560 shares at September 30, 1997, respectively...        (123)       (27,296)
                                                                   ----------      ----------
         Total equity (deficit)..................................    (119,753)      (105,265)
                                                                   ----------      ----------
         Total liabilities and equity (deficit)..................  $  485,137      $ 558,981
                                                                   ==========      ==========


      See the accompanying notes to the consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                       1996           1997
                                                                       ----           ----
Cash flows from operating activities:
   Net income ..................................................    $  30,992     $   44,074
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization...............................      22,393         24,368
     Net loss on disposition of long-term assets.................         379            702
     Unrealized exchange loss....................................           3            753
     Restricted unit plan costs..................................      10,932            994
     (Increase) in receivables...................................     (18,504)       (15,440)
     Decrease in inventories.....................................       4,430          3,825
     Increase (decrease) in accounts payable.....................       1,536         (1,584)
     (Decrease) in accrued liabilities...........................      (6,359)        (4,220)
     Increase in income taxes payable............................       2,646          2,724
     (Increase) decrease in other assets and liabilities, net....       2,071          1,255
     Increase in minority interest...............................      12,238          7,191
                                                                    ---------     ----------
       Net cash provided by operating activities.................      62,757         64,642
                                                                    ---------     ----------
Cash flows from investing activities:
     Capital expenditures........................................     (35,580)       (38,631)
     Repayment of related party loans ...........................      14,000             --
     Proceeds from sales or disposals of long-term assets.......          312             34
     Acquisition of business, net of cash acquired (Note 4)*.....          --        (30,131)
                                                                    ---------     ----------
       Net cash used for investing activities...................      (21,268)       (68,728)
                                                                    ---------     ----------
Cash flows from financing activities:
     Net proceeds from initial public offering...................      40,600             --
     Proceeds from long-term debt................................      20,000         35,000
     Repayment of long-term debt.................................     (72,538)       (22,251)
     Payments to acquire treasury stock..........................         --         (27,174)
     Dividends...................................................        (556)        (3,273)
                                                                    ---------     ----------
       Net cash used for financing activities....................     (12,494)       (17,698)
                                                                    ---------     ----------
Effect of exchange rate changes on cash..........................          (2)          (270)
                                                                    ---------     ----------
Increase (decrease) in cash and cash equivalents................       28,993        (22,054)
Cash and cash equivalents at beginning of period.................      19,025         51,700
                                                                    ---------     ----------
Cash and cash equivalents at end of period.......................   $  48,018     $   29,646
                                                                    =========     ==========

Supplemental information:
     Cash paid for income taxes..................................   $  14,729     $   26,944
                                                                    =========     ==========
     Cash paid for interest......................................   $  18,464     $   14,204
                                                                    =========     ==========

*Purchase of business, net of cash acquired:
   Working capital, other than cash..............................                 $   18,180
   Plant, property and equipment.................................                    (43,350)
   Other assets..................................................                    (17,538)
   Noncurrent liabilities........................................                     12,577
                                                                                  ----------
     Net cash used to acquire business...........................                 $  (30,131)
                                                                                  ==========


      See the accompanying notes to the consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements include the accounts of The General Chemical Group Inc. and its subsidiaries (the "Company"). These unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The Company's financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Management Agreement

       The Company is party to a Management Agreement with Latona Associates Inc. (a management and advisory company which is controlled by a stockholder of the Company). Pursuant to the agreement, the Company was charged $4,217 and $4,379 for the nine months ended September 30, 1996 and 1997, respectively, for corporate supervisory and administrative services and strategic advice and guidance. The Management Agreement expires on December 31, 2004.

NOTE 3 - ADDITIONAL FINANCIAL INFORMATION

       The components of inventories were as follows:



                                                               DECEMBER 31,   SEPTEMBER 30,
                                                                   1996           1997
                                                                   ----           ----
                                                                               (unaudited)
           Raw materials....................................... $ 11,022       $   9,713
           Work in process.....................................    4,900           4,440
           Finished products...................................   17,403          16,698
           Supplies and containers............................     8,104           9,158
                                                                --------       ---------
                                                                $ 41,429       $  40,009
                                                                ========       =========

                         THE GENERAL CHEMICAL GROUP INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


NOTE 4 - ACQUISITIONS

           On July 1, 1997 the Company's wholly owned subsidiary, General Chemical Corporation ("GCC"), acquired all of the outstanding stock of Peridot Holdings, Inc. ("Peridot"), a leading manufacturer and supplier of sulfuric acid and water treatment chemicals. Funding for this transaction was provided with existing cash and borrowings on GCC's revolving credit facility. The acquisition was accounted for under the purchase method and accordingly, the net assets and results of operations have been included in the consolidated financial statements since the date of acquisition, based on preliminary valuation information availabe to the Company, which is subject to change as such information is finalized. The excess of purchase price over the estimated fair values of the net tangible assets acquired has been treated as goodwill. Goodwill will be amortized on a straight line basis over a period of 30 years. The acquisition did not have a material pro forma impact on consolidated earnings or consolidated earnings per share.

NOTE 5 - LONG TERM DEBT

        Long-term debt consists of the following:

                                                      MATURITIES   DECEMBER 31,   SEPTEMBER 30,
                                                      ----------   ------------   -------------
                                                                       1996          1997
                                                                       ----          ----
                                                                                  (UNAUDITED)
          Bank Term Loan - floating rate............. 1997-2001     $  82,609      $  69,565
          Senior Subordinated Notes - 9.25%..........   2003          100,000        100,000
          Canada Senior Notes - 9.09%................   1999           52,000         52,045
          $130,000 U.S. Revolving Credit Facility
           floating rate.............................   1999               --         30,000
          Construction Loan..........................   1998               --         13,937
          Other......................................   1997               --          3,000
                                                                    ----------     ----------
          Total Debt.................................                 234,609        268,547
          Less:  Current Portion.....................                  17,392         34,329
                                                                    ----------     ----------
          Net Long-Term Debt.........................               $ 217,217      $ 234,218
                                                                    =========      =========

        Aggregate maturities of long-term debt at December 31, 1996 for each of the years in the five year period ending December 31, 2001 are $17,392, $17,392, $69,392, $17,392 and $13,041, respectively.

        In November, 1996, Peridot entered into a Loan and Security Agreement (the "Loan") which was primarily used to finance the construction of a new sulfuric acid plant. As of September 30, 1997, the outstanding balance of the loan was $13,937. If the loan is not repaid at commercial start-up of the new plant (as defined), it is converted to a term loan. The Company plans to repay the loan during the fourth quarter of 1997. The Loan bears interest at a rate generally equal to the London interbank market for dollar deposits plus 5.25 percent.

                         THE GENERAL CHEMICAL GROUP INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



NOTE 6 - DIVIDENDS

       On September 17, 1997, the Company's Board of Directors declared a quarterly cash dividend of $.05 per share, payable October 15, 1997, to shareholders of record on October 1, 1997.

NOTE 7- COMMITMENTS AND CONTINGENCIES

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

       Notices of appeal of all or portions of the settlement approved by the court were filed by five law firms representing approximately 2,800 claimants, with approximately 2,600 of these claimants represented by the same law firm. Virtually all of these claimants have not specified the amount of their claims in court documents, although the Company believes that their alleged injuries are no different in nature or extent than those alleged by the settling claimants. On May 8, 1996, the California Court of Appeals dismissed each of the appeals that had been filed challenging the trial court's approval of the class action settlement. The Court of Appeals dismissed the appeal relating to the trial court's rulings on plaintiffs' attorney's fees on the ground that the appealing attorneys lacked standing to appeal. The Court of Appeals also dismissed each of the other pending appeals, ruling that the trial court's orders and rulings approving the settlement were not presently appealable, if at all, by the appealing claimants since they had all elected to opt out of the settlement. The appealing attorneys and some of the appealing claimants then filed a petition for review with the California Supreme Court which, on August 15, 1996, elected not to review the Court of Appeals' decision.

       On March 11, 1997, the coordination judge dismissed the claims of 1,269 of the approximately 2,750 opt-out claimants, primarily on the grounds that they had failed to comply with previous pre-trial

                         THE GENERAL CHEMICAL GROUP INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

September 30, 1997 Compared with December 31, 1996

Financial Condition

        Cash and cash equivalents were $29.6 million at September 30, 1997 as compared with $51.7 million at December 31, 1996. During the first nine months of 1997 the Company generated cash flow from operating activities of $64.7 million and received $12.7 million of net proceeds from long-term debt, used cash of $38.6 million for capital expenditures, $27.2 million for the acquisition of treasury stock and $30.1 million for the acquisition of a business.

        The Company had working capital of $35.7 million at September 30, 1997 as compared with $58.2 million at December 31, 1996. This decrease in working capital primarily reflects higher current portion of long-term debt coupled with lower cash balances offset by higher accounts receivable.

Results of Operations

       Net revenues for the three and nine month periods ended September 30, 1997 increased 5 percent and 4 percent to $169.8 million and $484.4 million, respectively, from $162.0 million and $466.7 million for the comparable periods in 1996. These increases are due to higher sales in the Manufacturing Segment reflecting higher volumes and higher Chemical Segment sales due primarily to sales of Peridot Holdings, Inc. which was acquired on July 1, 1997 offset by weaker pricing of soda ash.

       Gross profit for the three and nine month periods ended September 30, 1997 increased 1 percent and 4 percent to $52.4 million and $152.2 million, respectively, from $51.7 million and $146.3 million for the comparable prior year periods, reflecting the aforementioned sales changes.

       Gross profit as a percentage of sales was 32 percent and 31 percent for the three month periods ended September 30, 1996 and 1997, respectively. This decrease is primarily due to the weaker pricing of soda ash. Gross profit as a percentage of sales was 31 percent for the nine month periods ended September 30, 1996 and 1997.

       Selling, general and administrative expense as a percentage of net revenues was 9 percent and 10 percent for the three and nine month periods ended September 30, 1997, respectively, versus 9 percent and 12 percent for the comparable prior year periods. This decrease from prior year to date is primarily due to a one-time charge recorded in 1996 primarily related to a new Restricted Unit Plan created by the Company which replaced certain prior equity programs.

       Interest expense for the three month periods ended September 30, 1997 and 1996 was $5.7 million. Interest expense for the nine month period ended September 30, 1997 was $16.1 million, which was $2.3 million lower than the comparable prior year level as a result of lower outstanding debt balances for the majority of 1997.

       Interest income for the three and nine month periods ended September 30, 1997 was $.6 million and $1.9 million, respectively, which approximated the prior year levels.

       The foreign currency transaction loss for the three month periods ended September 30, 1996 and 1997 was $.03 million and $.02 million, respectively. The foreign currency transaction (gain)/loss for the nine month periods ended September 30, 1996 and 1997 were $(.1) million and $.5 million, respectively. These amounts are principally due to the impact of exchange rate fluctuations on a U.S. dollar denominated loan of the Company's Canadian subsidiary. The impact of these foreign currency transaction gains on this loan is noncash.

       Minority interest for the three and nine month periods ended September 30, 1997 was $6.5 million and $18.8 million, respectively, versus $8.3 million and $23.0 million for the comparable periods in 1996. The decrease in both periods reflect lower earnings of General Chemical (Soda Ash) Partners.

       Net income was $15.1 million and $44.1 million for the three and nine month periods ended September 30, 1997, respectively, versus $14.6 million and $31.0 million for the comparable periods in 1996, for the foregoing reasons.

                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

       The following developments have occurred with respect to this matter since the filing of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997:

       On June 6, 1997, General Chemical Canada Ltd. ("GCCL"), a wholly owned subsidiary of the Company, received a summons issued by the Ministry of the Environment and Energy alleging that a release of ammoniated material into the Detroit River from GCCL's Amherstburg, Ontario facility on August 22, 1995, violated certain provisions of the Environmental Protection Act and Ontario Water Resources Act. On October 20, 1997, GCCL entered into a settlement, approved by the Ontario Court (Provincial Division), Provincial Offences Court, Central Region, whereby GCCL agreed to perform certain environmental projects at the Amherstburg facility and, to the extent the projects are completed within one year from the settlement, pay a penalty of CDN $90,000. In the event the projects are not completed within one year, the penalty would increase to CDN $150,000. GCCL intends and expects to complete the projects within the one-year time frame.

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



                                        THE GENERAL CHEMICAL GROUP INC.
                                        -------------------------------
                                                 (Registrant)



Date    October 29, 1997   /s/Richard R. Russell
        ---------------       --------------------------------------------------
                             RICHARD R. RUSSELL
                             President and Chief Executive
                              Officer (Principal Executive Officer) and Director

Date   October 29, 1997   /s/Ralph M. Passino
       ---------------       ---------------------------------------------------
                             RALPH M. PASSINO
                             Vice President and Chief Financial Officer
                             (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX




EXHIBIT NO.                  DESCRIPTION                                 PAGE
----------                   -----------                                 ----
   11             Computation of Net Earnings per Common and              14
                  Common Equivalent shares for the three and nine months ended September 30, 1996 and 1997

   27             Financial Date Schedule (EDGAR filings only)            15