Form 10-K405
period 1997-12-31
GENERAL CHEMICAL GROUP INC
filed 1998-03-30
CIK 929697

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
    X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM TO
             COMMISSION FILE NUMBER 1-13404

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                            NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                   WHICH REGISTERED
----------------------------------------    ------------------------

Common Stock, par value $.01 per share      New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No _______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and is not contained in the definitive information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate value of the voting stock held by non-affiliates of the registrant as of March 1, 1998, was approximately $600,044,292.

     The number of outstanding shares of the Registrant's Common Stock as of March 1, 1998 was 11,203,825 shares of Common Stock, $.01 par value per share.

     The number of outstanding shares of the Registrant's Class B Common Stock as of March 1, 1998 was 9,758,421 shares of Class B Common Stock, $.01 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 1998 are incorporated by reference into Part III.

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

     The Company was organized in 1988 as a Delaware corporation. The Company's principal operating subsidiaries were transferred in 1986 by AlliedSignal to a predecessor of the Company, at which time new operating management was installed. On May 15, 1996, the Company and a then principal stockholder completed an initial public offering of Common Stock at $17.50 per share.

     For certain information concerning the Company's revenue, operating profit and identifiable assets attributable to each of the Company's segments, geographic areas and the amount of export revenues in the aggregate to which such revenues were made, see Note 15 of Notes to the Consolidated Financial Statements.

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

     Due to the low-cost position of the U.S. natural soda ash producers, the export market has grown significantly and now accounts for approximately forty percent of U.S. production. The Company, along with the other five U.S. producers of natural soda ash, exports soda ash through the American Natural Soda Ash Corporation ('ANSAC'), an export organization organized in 1984 under the Webb-Pomerrene Act. ANSAC ships to virtually all parts of the world except Canada and Western Europe. Each individual member's allocation of ANSAC volume is based on the member's total nameplate capacity, with any member's expansion phased in over a multi-year period for allocation purposes.

     Calcium Chloride. Calcium chloride is used predominantly for dust control and roadbed stabilization on unpaved roads in the summer, and for melting ice on highways in the winter. Although the summer road market is the dominant end use in the Canadian market, the winter deicing market and industrial applications are the major end-use markets in the U.S. Industrial applications include asphalt recycling, water treatment and concrete and drilling mud additives.

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

     Water Treatment. The Company, through its broad geographic network of 33 strategically located plants, is the largest North American producer of aluminum sulfate ('alum'). Municipalities, which use alum as a flocculant and coagulant in the treatment of water and waste water, are the predominant customers. Other products sold to the water treatment market include sodium and ammonia salt and sulfite products, which are used in dechlorination and to inhibit the corrosion of steel lines and equipment.

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

     Printing. The Company, through its indirect wholly owned subsidiary Printing Developments, Inc. ('PDI'), manufactures lithographic plates predominantly for large lithographers that emphasize high-quality production in the newspaper insert, commercial, publication and metal decorating markets. PDI utilizes a unique bimetal plate system that provides higher resolution, better color reproduction and greater durability than the polymer system used by most other industry participants. Other products sold to this market include pressroom chemicals and automatic plate processors.

MANUFACTURING SEGMENT

     The Company manufactures automotive engine parts and fluid handling equipment for original equipment manufacturers and the automotive services market through its subsidiaries Toledo Technologies, Inc. ('Toledo Technologies') and Balcrank Products, Inc. ('Balcrank'). Toledo Technologies manufactures rocker arms, roller rocker arms, roller followers and other stamped and machined metal products for the automotive industry. Its three primary customers are Chrysler, Ford and General Motors. Balcrank principally manufactures fluid handling equipment such as air driven pumps, hose reels, control handles and accessories for the automotive services market.

PATENTS, TRADEMARKS AND LICENSES

     The Company has certain patents, trademarks and licenses, none of which are material to the business.

COMPETITION

     The Company competes on a variety of factors such as price, freight costs, service, availability of up-to-date technology, ability to meet specific customer requests rapidly and quality of the final products. Competitors include independent chemical manufacturers, integrated companies that supply their own internal requirements for the Company' s products and manufacturers of automotive engine parts and fluid handling equipment. Products are sold in highly competitive markets.

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

     Accruals/Insurance. The Company's accruals for environmental liabilities are recorded based on current interpretation of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Accruals for environmental matters were $16.3 million and $16.2 million at December 31, 1996 and 1997, respectively. The Company maintains a comprehensive insurance program, including customary comprehensive general liability insurance for bodily injury and property damage caused by various activities and occurrences and significant excess coverage to insure against catastrophic occurrences. However, it does not maintain any insurance other than as described above for potential liabilities related specifically to remediation of existing or future environmental contamination, if any. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters.'

     The Company has an established program to ensure that its facilities comply with environmental laws and regulations. Expenditures made pursuant to this program approximated $11.2 million in 1997 (of which approximately $4.4 million represented capital expenditures and approximately $6.8 million related to ongoing operations and the management and remediation of hazardous substances). Expenditures for 1996 approximated $12.0 million (of which approximately $3.9 million represented capital expenditures and approximately $8.1 million related to ongoing operations and the management and remediation of hazardous substances). The Company expects similar expenditures in 1998 to be in the range of $12.0 million to $14.0 million; however, should environmental laws and regulations affecting the Company's operations become more stringent, the Company's costs for environmental compliance could increase above such range.

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

EMPLOYEES/LABOR RELATIONS

     As of December 31, 1997, the Company had 2,402 employees, 883 of whom were full-time salaried employees, 1,349 were full-time hourly employees covered under 25 different union contracts and 170 were hourly employees working in nonunion facilities.

     The Company's 25 union contracts have durations which vary from two to four years. Since 1986, the Company has been involved in 128 labor negotiations, only five of which have resulted in work disruptions. During these disruptions, management has operated the plants and supplied customers without interruption until the labor disruptions were settled and new contracts were agreed upon. In this respect, several contracts covering employees including the contract at the Company's Marcus Hook, Pennsylvania, facility will be up for renewal during 1998.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

     Set forth below is information with respect to each of the Company's executive officers and/or key employees.

     * Executive Officers of the Company's General Chemical Corporation ('General Chemical') subsidiary.

     Richard R. Russell, 55, President, Chief Executive Officer and Director of the Company, has held such positions since 1994. Mr. Russell is also the President and Chief Executive Officer and a Director of General Chemical, positions he has held since 1986.

     Ralph M. Passino, 46, Vice President and Chief Financial Officer of the Company has held such positions since 1994. Mr. Passino is also Chief Financial Officer and Vice President of Administration of General Chemical, positions he has held since 1986, and a Director of General Chemical, a position he has held since 1994.

     * DeLyle W. Bloomquist, 39, Vice President and General
Manager -- Industrial Chemicals of General Chemical since 1996. Between 1995 and 1996, Mr. Bloomquist had been the Director of the Company's Corporate Distribution Department. Between 1993 and 1995, Mr. Bloomquist served as Controller -- Industrial Chemicals. Between 1991 and 1993, Mr. Bloomquist had been the Manager of Services at the Company's Green River Soda Ash operations.

     * Michael R. Herman, 35, Vice President and General Counsel of General Chemical since 1997. Between 1995 and 1997, Mr. Herman had been Deputy General Counsel. Between 1992 and 1995, Mr. Herman served as Associate General Counsel.

     * Bodo B. Klink, 60, Vice President Business Development and Services of General Chemical since 1996. Mr. Klink was Vice President of Marketing between 1993 and 1996. Mr. Klink had been General Manager -- Water Treatment Chemicals from 1991 to 1993.

     * James N. Tanis, 53, Vice President and General Manager -- Derivative Products and Services of General Chemical. Mr. Tanis has held this position since 1987.

     * James A. Wilkinson, 56, Vice President of Manufacturing of General Chemical. Mr. Wilkinson has held this position since 1986.

ITEM 2. PROPERTIES

     In conducting its operations, the Company uses properties having offices, storage facilities or manufacturing facilities at 98 locations throughout the United States, Canada and the Philippines. Thirty-four of these properties are leased while the remainder are owned by the Company. The leased properties are occupied under rental agreements having terms ranging up to six years and under month-to-month tenancies. The Company's headquarters is located in Hampton, New Hampshire.

     The locations and uses of certain major properties of the Company are as follows:

                                                       LOCATION                                   USE
                                      ------------------------------------------  ------------------------------------
United States.......................     *  Pittsburg, California                 Manufacturing Facility
                                         *  Richmond, California                  Manufacturing Facility
                                         *  North Claymont, Delaware              Manufacturing Facility,
                                                                                    Offices and Warehouse
                                            Augusta, Georgia                      Manufacturing Facility
                                         *  East St. Louis, Illinois              Manufacturing Facility
                                        **  Hampton, New Hampshire                Offices
                                            Newark, New Jersey                    Manufacturing Facility
                                        **  Parsippany, New Jersey                Offices
                                            Solvay, New York                      Manufacturing Facility
                                            Weaverville, North Carolina           Manufacturing Facility,
                                                                                    Offices and Warehouse
                                            Perrysburg,Ohio                       Manufacturing Facility
                                                                                    and Offices
                                            Toledo, Ohio                          Manufacturing Facility
                                         *  Marcus Hook, Pennsylvania             Manufacturing Facility,
                                                                                    Offices and Warehouse
                                         *  Anacortes, Washington                 Manufacturing Facility
                                            Racine, Wisconsin                     Manufacturing Facility
                                                                                    and Offices
                                            Green River, Wyoming                  Trona Mine and Manufacturing
                                                                                    Facility
Canada..............................        Amherstburg, Ontario                  Manufacturing Facility
                                                                                    and Undeveloped Lots
                                        **  Mississauga, Ontario                  Offices
                                            Valleyfield, Quebec                   Manufacturing Facility

------------

* Each of the indicated facilities has been mortgaged as security by General Chemical for the U.S. Revolving Credit Facility and Bank Term Loan.

** Leased.

                            ------------------------
     The Company's Green River plant has a nameplate capacity of approximately
2.5 million tons of soda ash per year. The plant is owned by GCSAP, a partnership of which General Chemical is the managing partner and in which General Chemical has a 51 percent equity interest, The Andover Group, Inc., which is a wholly-owned subsidiary of ACI International Limited, has a 25 percent equity interest and TOSOH Wyoming, Inc. which is a wholly-owned subsidiary of TOSOH America, Inc., has a 24 percent equity interest. Each partner is prohibited from transferring its interest in GCSAP or withdrawing from GCSAP without the prior written consent of the other partners.

     In addition to such restrictions on the transfer of interests in GCSAP, there are certain restrictions and obligations with respect to the transfer of either General Chemical's interest in GCSAP or the voting securities of General Chemical. For further information, see Note 9 of Notes to the Consolidated Financial Statements.

     Reserves. The Company mines trona ore under leases with the United States government, the State of Wyoming, and the Union Pacific Resources Corporation. The Company's trona reserves and mines are located in the Green River, Wyoming, area.

     The Company's estimated proven reserves within bed No. 17, which the Company is currently mining, consist of approximately 89 million tons of extractable ore. At the 1997 operating rate of 2.4 million tons of soda ash per year (4.1 million tons of trona ore), there is approximately a 22 year supply. For the three years ended December 31, 1997, annual production of trona ore averaged approximately 4.2 million tons. In addition, the Company's reserves contain three other major minable trona beds containing approximately 324 million tons of extractable ore. These beds, which may require significant capital to access, will provide more than 79 years of added reserves based on current operating rates.

     At the Company's synthetic soda ash plant in Amherstburg, Ontario, Canada, the Company uses salt and limestone as its raw materials. Based on current production levels the Company has approximately 29 years of salt reserves. Limestone reserves owned by the Company total approximately 15 years, with an option on an additional six years of reserves. However, the Company is not currently utilizing its limestone reserves and is instead purchasing all of its limestone requirements under a long-term contract with a major limestone producer due to the economic benefit of using purchased limestone.

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

     The settlement agreement provides, among other things, that while claimants may 'opt out' of the compensatory damages portion of the settlement and pursue their own cases separate and apart from the class settlement mechanism, they have no right to opt out of the punitive damages portion of the settlement. Consequently, under the terms of the settlement, no party may seek punitive damages from the Company outside of those provided by the settlement. Approximately 2,800 claimants, which constitutes less than 5 percent of the total number of claimants, originally elected to so opt out. Except with respect to compensatory damage claims by claimants electing to opt-out, the settlement fully releases from all claims arising out of the July 26, 1993 incident the Company and all of its related entities, shareholders, directors, officers and employees, and all other entities who have been or could have been sued as a result of the July 26th incident, including all those who have sought or could seek indemnity from the Company.

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

     On March 11, 1997, the coordination judge dismissed the material claims of 1,269 of the approximately 2,750 opt-out claimants, primarily on the grounds that they had failed to comply with previous pre-trial orders. On April 8, 1997, the California Court of Appeals denied a petition for review of the dismissals filed by attorneys for the dismissed opt-out claimants, and on June 8, 1997, the California Supreme Court denied the same attorneys' petition for review of the California Court of Appeals' denial of their prior petition. On February 5, 1998, a hearing was held before the coordination judge on the Company's motion to dismiss the material claims of another 800 of the approximately 2,750 original opt-out claimants, again primarily on the grounds that they failed to comply with previous pre-trial orders. As of March 5, 1998, the Company is awaiting the decision of the coordination judge on this motion.

     The settlement includes various terms and conditions designed to protect the Company in the event that the settlement as approved by the court is overturned or modified on appeal. If such an overturn or modification occurs, the Company has the right to terminate the settlement and make no further settlement payments, and any then unexpended portions of the settlement proceeds (including, without limitation, the $24 million punitive damage fund) would be available to address any expenses and liabilities that might arise from any such an overturn or modification. In addition, in the event that the settlement as approved by the court is overturned or modified on appeal, the release document signed by settling claimants contains language which fully releases the Company from any further claims, either for compensatory or punitive damages, arising out of the July 26, 1993 incident. The Company has presently obtained releases from over 95 percent of the settling claimants and believes that it will have obtained the majority of releases from the remaining settling claimants prior to any such appeal being ruled on by an appellate court.

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

     One of the suits (Markwiese, et al v. Peck Foods Corporation, et al filed in 1993) had been certified, prior to the service of a complaint against the Company, as a class action in favor of all persons who sustained damage as a result of the wrongful acts of the various defendants. Subsequently, the Company and the City of Milwaukee challenged, among other things, the class certification, and the Wisconsin Court of Appeals remanded this matter to the trial court for a determination of how certain issues impact whether class certification was appropriate. On March 13, 1998, a hearing was held before a new trial judge on the issue of whether class certification is appropriate in this matter, and the judge ruled from the bench that this matter shall not proceed as a class action. It is unknown at this time whether lawyers for the plaintiffs will appeal this ruling.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No items were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock is traded on the New York Stock Exchange (the 'NYSE') under the symbol 'GCG.' The following table shows the high and low recorded sales prices of the Company's Common Stock, as reported by the NYSE for each of the quarterly periods listed:

YEAR ENDED DECEMBER 31, 1996                                                             HIGH      LOW
-------------------------------------------------------------------------------------   ------    ------

Second Quarter.......................................................................   $20.75    $17.50
Third Quarter........................................................................    20.63     16.75
Fourth Quarter.......................................................................    23.63     18.50

YEAR ENDED DECEMBER 31, 1997
-------------------------------------------------------------------------------------

First Quarter........................................................................   $24.00    $20.25
Second Quarter.......................................................................    26.75     21.88
Third Quarter........................................................................    33.38     23.00
Fourth Quarter.......................................................................    33.06     25.00

     As of March 1, 1998, there were 145 stockholders of record of the Company's Common Stock and 3 stockholders of record of the Company's Class B Common Stock.

DIVIDENDS

     The Company expects to continue its policy of paying regular quarterly cash dividends of $.05 per share. Although management believes that such a dividend is appropriate, the declaration of dividends is dependent upon the Company's earnings, financial position and other relevant business conditions. The current dividend policy will be reviewed by the Company's Board of Directors from time to time. No dividend will be payable unless permitted by applicable law, declared by the Board of Directors and adequate funds are available therefor. During 1997, cash dividends of $.20 per share were paid. For further information, see the information contained under the caption 'Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources.'

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data of the Company has been derived from and should be read in conjunction with the Company's Consolidated Financial Statements.

                                                                                    YEARS ENDED DECEMBER 31,
                                                                -----------------------------------------------------------------
                                                                  1993         1994         1995           1996           1997
                                                                ---------    ---------    ---------      ---------      ---------
                                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS:
    Net revenues.............................................   $ 518,718    $ 525,912    $ 550,871      $ 623,659      $ 652,977
    Cost of sales............................................     363,268      361,637      387,255        422,633        451,442
    Gross profit.............................................     155,450      164,275      163,616        201,026        201,535
    Selling, general and administrative expense..............      58,330       57,034       56,619         71,810(7)      64,443
    Richmond incident costs..................................      --            9,000       --             --             --
    Operating profit.........................................      97,120       98,241      106,997        129,216(7)     137,092
    Minority interest........................................      17,733       16,957       19,458         31,635         24,253
    Interest income..........................................       3,019        2,487        2,937          2,433          2,504
    Foreign currency transaction (gains) losses..............       1,719        4,004       (1,382)          (169)           627
    Other (income) expense...................................        (651)          63          735            704            454
    Income before interest, income taxes and extraordinary
      item...................................................      81,338       79,704       91,123         99,479(7)     114,262
    Interest expense.........................................      37,917       33,006       26,704         23,748         21,602
    Income before income taxes and extraordinary item........      43,421       46,698       64,419         75,731(7)      92,660
    Income tax provision.....................................      16,185       18,393       43,326(1)      29,123         36,345
    Income before extraordinary item.........................      27,236       28,305       21,093(1)      46,608(7)      56,315
    Net income(2)............................................   $  25,151    $  20,102    $  21,093(1)   $  46,608(7)   $  56,315
                                                                ---------    ---------    ---------      ---------      ---------
                                                                ---------    ---------    ---------      ---------      ---------
PER SHARE:(3)
    Income before extraordinary item -- basic................   $    1.38    $    1.43    $    1.07(1)   $    2.19(7)   $    2.63
    Income before extraordinary item -- diluted..............        1.38         1.43         1.07(1)        2.13(7)        2.50
    Net income -- basic......................................        1.27         1.02         1.07(1)        2.19(7)        2.63
    Net income -- diluted....................................        1.27         1.02         1.07(1)        2.13(7)        2.50
    Dividends................................................         .49          .70         1.00            .13            .20
    Weighted average number of shares outstanding -- basic...   19,736,842   19,736,842   19,736,842     21,317,657     21,424,401
    Weighted average number of shares outstanding --
      diluted................................................   19,736,842   19,736,842    19,736,842     21,898,548     22,502,642

OTHER DATA:
    Capital expenditures.....................................   $  20,221    $  28,503    $  34,093      $  54,165      $  56,671
    Depreciation and amortization(4).........................      25,826       25,062       27,095         28,619         32,454

BALANCE SHEET DATA (AT END OF PERIOD):
    Cash, cash equivalents and short-term investments........   $  43,818    $  28,701    $  19,025      $  51,700      $  21,753
    Adjusted working capital(5)..............................      (6,252)       4,471       12,484         23,847         46,027
    Total assets.............................................     425,944      433,627      431,325        485,137        561,637
    Long-term debt(6)........................................     306,200      304,750      291,495        234,609        258,004
    Total equity (deficit)...................................    (223,051)    (216,831)    (215,336)      (119,753)       (94,239)

------------

All prior period per share figures have been restated in accordance with SFAS No. 128

(1) The Company recorded a nonrecurring charge to income tax expense of $17.1 million ($.87 per share) for all years prior to 1995 related to Internal Revenue Service (the 'IRS') examinations. See Note 6 of Notes to the Consolidated Financial Statements.

(2) During 1993 and 1994 the Company recorded extraordinary losses of $2.1 million and $8.2 million, respectively, related to the early retirement of certain outstanding indebtedness.

(3) Adjusted for all periods presented to reflect a 202,994.4539 per share stock dividend effected as of October 17, 1994.

(4) Consolidated depreciation and amortization excluding amortization of deferred financing costs.

(5) Adjusted working capital consists of total current assets (excluding cash and short-term investments) less total current liabilities (excluding the current portion of long-term debt).

(6) Includes the current portion of long-term debt.

(7) Includes a one-time charge of $12.5 million ($7.6 million after tax or $.34 per share) due primarily to awards made under the Restricted Unit Plan, reflecting the portion earned under prior equity programs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The General Chemical Group Inc., which has a history dating back to 1899, is a diversified manufacturing company predominantly engaged in the production of inorganic chemicals, with manufacturing facilities located in the United States and Canada. Through its Chemical Segment, the Company is a leading producer of soda ash in North America, and a major North American supplier of calcium chloride, sodium and ammonia salts, sulfites, nitrites, aluminum-based chemical products, printing plates and refinery and chemical regeneration services to a broad range of industrial and municipal customers. Through its Manufacturing Segment, the Company manufactures precision and highly engineered stamped and machined metal products, principally automotive engine parts. Within the Chemical Segment, the Company's wholly owned subsidiary, General Chemical Corporation ('GCC'), acquired all of the outstanding stock of Peridot Holdings, Inc. ('Peridot'), a leading manufacturer and supplier of sulfuric acid and water treatment chemicals. The acquisition, which occurred on July 1, 1997, was accounted for under the purchase method. The net assets and results of operations have been included in the consolidated financial statements since the date of acquisition. See Note 5 of Notes to the Consolidated Financial Statements.

     This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the respective notes thereto included in
Item 8. This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in such statements as a result of the following risk factors: risks and uncertainties in connection with business conditions in the markets the Company serves and in the general economy, and the impact of competitive products and pricing, in particular, the price of soda ash.

RESULTS OF OPERATIONS

     The following table sets forth certain income statement data for each of the three years in the period ended December 31, 1997 (dollars in millions).

                                                                            YEARS ENDED DECEMBER 31,
                                                             ------------------------------------------------------
                                                                  1995                1996                1997
                                                             ---------------     ---------------     --------------

Net revenues..............................................   $550.9     100 %    $623.7     100 %    $653.0    100 %
Cost of sales.............................................    387.3      70       422.6      68       451.4     69
                                                             ------     ----     ------     ----     ------    ----
Gross profit..............................................    163.6      30       201.1      32       201.6     31
Selling, general and administrative expense...............     56.6      10        71.8(2)   12        64.4     10
                                                             ------     ----     ------     ----     ------    ----
Operating profit..........................................    107.0      19       129.2      20       137.1     21
Interest expense..........................................     26.7       5        23.7       4        21.6      3
Interest income...........................................      2.9       1         2.4     --          2.5    --
Foreign currency transaction (gains)/losses...............     (1.4)    --          (.2)    --           .6    --
Other expense, net........................................       .7     --           .8     --           .4    --
Minority interest.........................................     19.5       4        31.6       5        24.3      4
                                                             ------     ----     ------     ----     ------    ----
Income before income taxes................................     64.4      12        75.7      12        92.7     14
Income tax provision......................................     43.3(1)    8        29.1       5        36.4      6
                                                             ------     ----     ------     ----     ------    ----
Net Income................................................   $ 21.1       4 %    $ 46.6       7 %    $ 56.3      9 %
                                                             ------     ----     ------     ----     ------    ----
                                                             ------     ----     ------     ----     ------    ----

------------

Note: May not add due to rounding.

(1) Includes nonrecurring charge to income tax expense of $17.1 million for all years prior to 1995 related to IRS examinations. See Note 6 of Notes to the Consolidated Financial Statements.

(2) Includes a one-time charge of $12.5 million ($7.6 million after-tax or $.34 per share) due primarily to awards made under the Restricted Unit Plan, reflecting the portion earned under prior equity programs.

1997 COMPARED WITH 1996

     Net revenues were $653.0 million for 1997 compared with $623.7 million for 1996, or an increase of 5 percent. Higher Chemical Segment sales were due primarily to sales of Peridot, which was acquired on July 1, 1997, and volume gains in most other product lines, offset by lower pricing of soda ash and calcium chloride. Higher Manufacturing Segment sales were the result of increased volume and product mix improvements toward higher-value-added automotive engine components.

     Gross profit of $201.6 million for 1997 was comparable to the prior year level. Gross profit as a percentage of sales decreased to 31 percent for 1997 versus 32 percent for 1996. This decrease was primarily due to lower pricing of soda ash and calcium chloride, partially offset by higher volumes in the Manufacturing Segment and in the majority of the product lines in the Chemical Segment.

     Selling, general and administrative expense as a percentage of net revenues decreased from 12 percent to 10 percent for 1997. This decrease is due to the recording in 1996 of a one-time charge of $12.5 million related primarily to a new restricted unit plan created by the Company which replaced certain prior equity programs.

     The $2.1 million decrease in interest expense for 1997 compared with 1996 was primarily due to lower outstanding debt balances for the first six months of 1997.

     Interest income for 1997 was $2.5 million, which approximated prior-year levels.

     The foreign currency transaction loss for 1997 was $0.6 million compared with a $0.2 million gain in 1996, due to the impact of exchange rate fluctuations on the Company's Canadian subsidiary.

     Other expense for 1997 of $0.4 million was essentially at the prior-year level.

     Minority interest for 1997 was $24.3 million compared with $31.6 million for 1996, reflecting lower earnings due to lower soda ash pricing of General Chemical (Soda Ash) Partners ('GCSAP').

     Net income for 1997 was $56.3 million versus $46.6 million for 1996, reflecting the foregoing.

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

OTHER MATTERS

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, 'Earnings per Share' ('FAS 128'), which the Company adopted for both interim and annual reports ending after December 15, 1997. FAS 128 requires the Company to present Basic Earnings Per Share, which exclude dilution and Diluted Earnings Per Share which include potential dilution.

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income' ('FAS 130') and Statement of Financial Accounting Standards No. 131, 'Disclosures about Segments of an Enterprise and Related Information' ('FAS 131'). The Company is required to adopt FAS 130 and FAS 131 for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact of FAS 131 on its segments.

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ('Year 2000') approaches. The Company is utilizing both internal and external resources to replace or reprogram existing systems to make them Year 2000 compliant. The Company believes that the cost of Year 2000 compliance will not have a material effect on the Company's results of operations or financial condition and cash flows. The Company cannot anticipate the impact of customers', suppliers' and vendors' non-compliance with the Year 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $21.8 million at December 31, 1997 compared with $51.7 million at December 31, 1996. During 1997 the Company generated cash flow from operating activities of $86.7 million, used cash of $56.7 million for capital expenditures, $27.2 million for the acquisition of treasury stock, $30.1 million for the acquisition of a business and $5.4 million for the payment of dividends.

     The Company had working capital of $50.4 million at December 31, 1997 compared with $58.2 million at December 31, 1996. The decrease in working capital reflects higher accounts payable coupled with lower cash balances, offset by higher accounts receivable and inventory balances.

     General Chemical has a revolving credit facility which expires on March 31, 1999 and allows for borrowings up to $130 million, including letters of credit of up to $30 million.

     GC Canada has a revolving credit facility of $15 million (Canadian) (approximately $11 million U.S.), which expires on June 22, 2000. This revolving credit facility bears interest at a rate equal to a spread over a reference rate chosen by GC Canada from various options.

     While certain of the Company's subsidiaries' debt facilities are outstanding, the Company's subsidiaries must meet specific financial tests on an ongoing basis, which are customary for these types of facilities. Except as provided by applicable corporate law, there are no restrictions on the Company's ability to pay dividends from retained earnings. However, the payment of cash dividends by GCC to the Company is subject to certain restrictions under the terms of various agreements covering GCC's long-term debt. Assuming certain financial covenants are met, GCC is permitted to pay cash dividends of up to 50 percent of the net income (subject to certain adjustments) of GCC for the applicable period. Consequently, the Company's ability to pay cash dividends on Common Stock may effectively be limited by such agreements. At December 31, 1997, approximately $62.2 million was available for dividend payments in accordance with these covenants.

     On February 6, 1998, the Company's wholly owned subsidiary Toledo Technologies, Inc., acquired all of the outstanding stock of Sandco Automotive Ltd. ('Sandco') a manufacturer of engine parts for the North American automobile industry and its aftermarket. Sandco is based in Waterdown, Ontario. Funding for this transaction was provided with new borrowings. This acquisition will be accounted for using the purchase method.

     On February 13, 1998, the Company's wholly owned subsidiary, General Chemical Corporation, entered into an agreement to acquire, subject to certain conditions precedent to closing, all of the outstanding stock of Reheis Inc. ('Reheis'). Reheis is headquartered in New Jersey and is the world's leading producer and supplier of the active chemical ingredients in antiperspirants and over-the-counter antacids as well as a supplier of pharmaceutical intermediates and other products. Funding for this transaction will be provided by existing cash and borrowings on GCC's revolving credit facility. GCC will account for this transaction using the purchase method.

     The Company anticipates that the capital spending level for 1998 will approximate the prior-year level. Management believes that the Company's cash flows will be sufficient to cover its future interest expense, capital expenditures and working capital requirements. Other than the Reheis acquisition, the Company is not party to any agreement or arrangement with respect to any future acquisition. In the event the Company identifies additional acquisition candidates, however, the Company's current sources of liquidity may not be adequate. Accordingly, the Company may issue additional equity or debt securities, subject to market and other conditions.

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

     After several months of negotiation under the supervision of a settlement master, the Company and a court-approved plaintiffs' management committee executed a comprehensive settlement agreement which resolved the claims of approximately 95 percent of the claimants who filed lawsuits arising out of the July 26th incident, including the federal court cases. After a final settlement approval hearing on October 27, 1995, the coordination trial judge approved the settlement on November 22, 1995. Pursuant to the terms of the settlement agreement, the Company, with funds to be provided by its insurers pursuant to the terms of the insurance policies described below, has agreed to make available a maximum of $180 million to implement the settlement. In addition, the settlement agreement provides, among other things, that while claimants may 'opt out' of the compensatory damages portion of the settlement and pursue their own cases separate and apart from the class settlement mechanism, they have no right to opt out of the punitive damages portion of the settlement. Consequently, under the terms of the settlement, no party may seek punitive damages from the Company outside of those provided by the settlement. See 'Business -- Legal Matters.'

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

ENVIRONMENTAL MATTERS

     The Company has an established program to ensure that its facilities comply with environmental laws and regulations. Expenditures made pursuant to this program approximated $11.2 million in 1997 (of which approximately $4.4 million represented capital expenditures and approximately $6.8 million related to ongoing operations and the management and remediation of hazardous substances). Expenditures for 1996 approximated $12.0 million (of which approximately $3.9 million represented capital expenditures and approximately $8.1 million related to ongoing operations and the management and remediation of hazardous substances). The Company expects similar expenditures in 1998 to be in the range of $12.0 million to $14.0 million; however, should environmental laws and regulations affecting the Company's operations become more stringent, the Company's costs for environmental compliance could increase above such range.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See 'Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.'

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of THE GENERAL CHEMICAL GROUP INC.:

     We have audited the accompanying consolidated balance sheets of The General Chemical Group Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, changes in equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule in the Index at Item
14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The General Chemical Group Inc. and subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Parsippany, New Jersey
February 13, 1998

                        THE GENERAL CHEMICAL GROUP INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                --------------------------------
                                                                                  1995        1996        1997
                                                                                --------    --------    --------
                                                                                     (IN THOUSANDS, EXCEPT
                                                                                        PER SHARE DATA)

Net revenues.................................................................   $550,871    $623,659    $652,977
Cost of sales................................................................    387,255     422,633     451,442
Selling, general and administrative expense..................................     56,619      71,810      64,443
                                                                                --------    --------    --------
Operating profit.............................................................    106,997     129,216     137,092
Interest expense.............................................................     26,704      23,748      21,602
Interest income..............................................................      2,937       2,433       2,504
Foreign currency transaction (gains) losses..................................     (1,382)       (169)        627
Other expense, net...........................................................        735         704         454
                                                                                --------    --------    --------
Income before minority interest and income taxes.............................     83,877     107,366     116,913
Minority interest............................................................     19,458      31,635      24,253
                                                                                --------    --------    --------
Income before income taxes...................................................     64,419      75,731      92,660
Income tax provision.........................................................     43,326      29,123      36,345
                                                                                --------    --------    --------
     Net income..............................................................   $ 21,093    $ 46,608    $ 56,315
                                                                                --------    --------    --------
                                                                                --------    --------    --------
Earnings per common share:
     Basic...................................................................   $   1.07    $   2.19    $   2.63
                                                                                --------    --------    --------
                                                                                --------    --------    --------
     Diluted.................................................................   $   1.07    $   2.13    $   2.50
                                                                                --------    --------    --------
                                                                                --------    --------    --------

      See the accompanying notes to the consolidated financial statements.

                        THE GENERAL CHEMICAL GROUP INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                                         -----------------------
                                                                                           1996          1997
                                                                                         ---------     ---------
                                                                                          (IN THOUSANDS, EXCEPT
                                                                                               SHARE DATA)

                                        ASSETS
Current assets:
     Cash and cash equivalents........................................................   $  51,700     $  21,753
     Receivables, net.................................................................     102,478       122,720
     Inventories......................................................................      41,429        45,958
     Deferred income taxes............................................................      11,264        14,145
     Other current assets.............................................................       2,153         2,370
                                                                                         ---------     ---------
          Total current assets........................................................     209,024       206,946
Property, plant and equipment, net....................................................     239,819       304,189
Other assets..........................................................................      36,294        50,502
                                                                                         ---------     ---------
          Total assets................................................................   $ 485,137     $ 561,637
                                                                                         ---------     ---------
                                                                                         ---------     ---------

                           LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
     Accounts payable.................................................................   $  53,772     $  61,332
     Accrued liabilities..............................................................      74,205        73,258
     Income taxes payable.............................................................       5,500         4,576
     Current portion of long-term debt................................................      17,392        17,392
                                                                                         ---------     ---------
          Total current liabilities...................................................     150,869       156,558
Long-term debt........................................................................     217,217       240,612
Other liabilities.....................................................................     198,232       215,405
                                                                                         ---------     ---------
          Total liabilities...........................................................     566,318       612,575
                                                                                         ---------     ---------
Minority interest.....................................................................      38,572        43,301
                                                                                         ---------     ---------
Equity (deficit):
     Preferred Stock, $.01 par value; authorized 10,000,000 shares; none issued or
      outstanding.....................................................................      --            --
     Common Stock, $.01 par value; authorized 100,000,000 shares; issued: 8,009,601 and 12,558,697 shares at December 31, 1996 and December 31, 1997,
      respectively....................................................................          80           126
     Class B Common Stock, $.01 par value; authorized 40,000,000 shares; issued and outstanding: 14,261,467 shares and 9,758,421 at December 31, 1996 and December
      31, 1997, respectively..........................................................         143            97
     Capital deficit..................................................................    (185,215)     (183,814)
     Foreign currency translation adjustments.........................................      (1,435)       (2,197)
     Retained earnings................................................................      66,797       118,855
     Treasury stock, at cost: 6,325 and 1,362,898 shares at December 31, 1996 and
      December 31, 1997, respectively.................................................        (123)      (27,306)
                                                                                         ---------     ---------
          Total equity (deficit)......................................................    (119,753)      (94,239)
                                                                                         ---------     ---------
          Total liabilities and equity (deficit)......................................   $ 485,137     $ 561,637
                                                                                         ---------     ---------
                                                                                         ---------     ---------

      See the accompanying notes to the consolidated financial statements.

                        THE GENERAL CHEMICAL GROUP INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                 --------------------------------
                                                                                   1995        1996        1997
                                                                                 --------    --------    --------
                                                                                          (IN THOUSANDS)

Cash flows from operating activities:
     Net income...............................................................   $ 21,093    $ 46,608    $ 56,315
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization.......................................     28,258      29,745      33,094
          Net loss on disposition of long-term assets.........................        950       1,170       1,127
          Unrealized exchange (gain) loss.....................................     (1,586)         31       1,405
          Restricted unit plan costs..........................................      --         11,319       1,302
          (Increase) in receivables...........................................     (2,631)    (12,126)    (16,920)
          (Increase) decrease in inventories..................................     (5,406)        525      (2,537)
          Increase in accounts payable........................................        315       2,814       5,575
          Increase (decrease) in accrued liabilities..........................      4,379      (9,970)     (6,890)
          Increase (decrease) in income taxes payable.........................     (2,866)      1,279        (954)
          Increase in other liabilities and assets, net.......................     13,279       9,125      10,468
          Increase in minority interest.......................................        686      10,294       4,729
                                                                                 --------    --------    --------
            Net cash provided by operating activities.........................     56,471      90,814      86,714
                                                                                 --------    --------    --------
Cash flows from investing activities:
     Capital expenditures.....................................................    (34,093)    (54,165)    (56,671)
     Proceeds from sales or disposals of long-term assets.....................        577          73          70
     Payments from related parties............................................      --         14,000       --
     Acquisition of business, net of cash acquired (Note 5)*..................      --          --        (30,130)
                                                                                 --------    --------    --------
            Net cash used for investing activities............................    (33,516)    (40,092)    (86,731)
                                                                                 --------    --------    --------
Cash flows from financing activities:
     Net proceeds from initial public offering................................      --         40,600       --
     Proceeds from long-term debt.............................................      6,200      20,000      49,000
     Repayment of long-term debt..............................................    (19,455)    (76,886)    (45,536)
     Payments to acquire treasury stock.......................................      --           (123)    (27,183)
     Dividends................................................................    (19,650)     (1,668)     (5,368)
                                                                                 --------    --------    --------
            Net cash used for financing activities............................    (32,905)    (18,077)    (29,087)
                                                                                 --------    --------    --------
Effect of exchange rate changes on cash.......................................        274          30        (843)
                                                                                 --------    --------    --------
Increase (decrease) in cash and cash equivalents..............................     (9,676)     32,675     (29,947)
Cash and cash equivalents at beginning of period..............................     28,701      19,025      51,700
                                                                                 --------    --------    --------
Cash and cash equivalents at end of period....................................   $ 19,025    $ 51,700    $ 21,753
                                                                                 --------    --------    --------
                                                                                 --------    --------    --------
Supplemental information:
     Cash paid for income taxes...............................................   $ 23,827    $ 23,051    $ 35,179
                                                                                 --------    --------    --------
                                                                                 --------    --------    --------
     Cash paid for interest...................................................   $ 25,543    $ 22,809    $ 20,923
                                                                                 --------    --------    --------
                                                                                 --------    --------    --------
* Purchase of business, net of cash acquired:
     Working Capital, other than cash.........................................                           $  3,110
     Plant, property and equipment............................................                            (43,007)
     Other assets.............................................................                            (19,593)
     Noncurrent liabilities...................................................                             29,360
                                                                                                         --------
            Net cash used to acquire business.................................                           $(30,130)
                                                                                                         --------
                                                                                                         --------

      See the accompanying notes to the consolidated financial statements.

                        THE GENERAL CHEMICAL GROUP INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                                             CLASS                             FOREIGN
                                                               B                              CURRENCY
                                                    COMMON   COMMON   TREASURY    CAPITAL    TRANSLATION   RETAINED
                                                    STOCK    STOCK     STOCK      DEFICIT    ADJUSTMENTS   EARNINGS      TOTAL
                                                    ------   ------   --------   ---------   -----------   ---------   ---------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

Balance at December 31, 1994......................  $ 197     $--     $  --      $(237,140)    $(1,414)    $  21,526   $(216,831)
     Net income...................................                                                            21,093      21,093
     Dividends (Per Share $1.00)..................                                                           (19,650)    (19,650)
     Foreign currency translation.................                                                  52                        52
                                                    ------   ------   --------   ---------   -----------   ---------   ---------
Balance at December 31, 1995......................    197     --         --       (237,140)     (1,362)       22,969    (215,336)
     Net income...................................                                                            46,608      46,608
     Dividends (Per Share $.125)..................                                                            (2,780)     (2,780)
     Proceeds from initial public offering........     25                           40,575                                40,600
     Conversion of Common Stock to
       Class B Common Stock.......................   (197 )    197                                                        --
     Conversion of Class B Common Stock to Common
       Stock......................................     54      (54)                                                       --
     Restricted Unit Plan grants, cancellations,
       tax benefits and other.....................      1                           11,350                                11,351
     Purchase of Treasury stock...................                        (123)                                             (123)
     Foreign currency translation.................                                                 (73)                      (73)
                                                    ------   ------   --------   ---------   -----------   ---------   ---------
Balance at December 31, 1996......................     80      143        (123)   (185,215)     (1,435)       66,797    (119,753)
     Net income...................................                                                            56,315      56,315
     Dividends (Per Share $.20)...................                                                            (4,257)     (4,257)
     Conversion of Class B Common Stock to Common
       Stock......................................     46      (46)                                                       --
     Restricted Unit Plan grants, cancellations,
       tax benefits and other.....................                                   1,401                                 1,401
     Purchase of Treasury stock...................                     (27,183)                                          (27,183)
     Foreign currency translation.................                                                (762)                     (762)
                                                    ------   ------   --------   ---------   -----------   ---------   ---------
Balance at December 31, 1997......................  $ 126     $ 97    $(27,306)  $(183,814)    $(2,197)    $ 118,855   $ (94,239)
                                                    ------   ------   --------   ---------   -----------   ---------   ---------
                                                    ------   ------   --------   ---------   -----------   ---------   ---------

      See the accompanying notes to the consolidated financial statements.

                        THE GENERAL CHEMICAL GROUP INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The General Chemical Group Inc. (the 'Company'), formerly known as NHO, Inc., is a Delaware corporation formed in 1988. The Company is a diversified manufacturing company predominantly engaged in the production of inorganic chemicals, with manufacturing facilities located in the United States and Canada. Through its Chemical Segment, the Company is a leading producer of soda ash in North America, and a major North American supplier of calcium chloride, sodium and ammonia salts, sulfites, nitrites, aluminum-based chemical products, printing plates and refinery and chemical regeneration services to a broad range of industrial and municipal customers. The Chemical Segment accounted for approximately 83 percent of the Company's consolidated 1997 net revenues. Through its Manufacturing Segment, the Company manufactures precision and highly engineered stamped and machined metal products, principally automotive engine parts as well as fluid-handling equipment, manual controls and trailer hitches for the automotive market, which combined accounted for approximately 17 percent of the Company's consolidated 1997 net revenues.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The consolidated financial statements include the accounts of the Company and of all wholly owned and majority-owned subsidiaries and General Chemical (Soda Ash) Partners ('GCSAP'), of which the Company indirectly owns 51 percent. Minority interests relate solely to partnerships, primarily GCSAP, in which the Company has a controlling interest. Intercompany balances and transactions are eliminated in consolidation.

     Inventories are valued at the lower of cost or market, using the last-in, first-out ('LIFO') method for domestic production inventories and the first-in, first-out ('FIFO') or average-cost method for all other inventories. Production inventory costs include material, labor and factory overhead.

     Property, plant and equipment are carried at cost. Mines and machinery and equipment of GCSAP are depreciated using the units-of-production method. All other plant and equipment are depreciated principally using the straight-line method, using estimated lives which range from 3 to 35 years.

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over a 25 year period. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation.

     The Company recognizes deferred tax assets and liabilities based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates.

     Accruals for environmental liabilities are recorded based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such a liability can be reasonably estimated. Liabilities for environmental matters were $16,319 and $16,244 at December 31, 1996 and 1997, respectively. These amounts do not include estimated third-party recoveries nor have they been discounted.

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

     The capital deficit at December 31, 1994 of $237,140 arose as a result of dividends and distributions exceeding accumulated earnings and capital contributions.

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, 'Earnings per Share' ('FAS 128'), which the Company adopted for both interim and annual reports ending after December 15, 1997. FAS 128 requires the Company to present Basic Earnings Per Share, which exclude dilution and Diluted Earnings Per Share which include potential dilution. The adoption of FAS 128 did not have a material effect on the Company's earnings per share calculations.

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income' ('FAS 130') and Statement of Financial Accounting Standards No. 131, 'Disclosures about Segments of an Enterprise and Related Information' ('FAS 131'). The Company is required to adopt FAS 130 and FAS 131 for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact of FAS 131 on its segments.

     Certain prior-period amounts have been reclassified to conform with the current presentation.

NOTE 2 -- INITIAL PUBLIC OFFERING

     On May 15, 1996, the Company and a then principal stockholder (the 'Selling Stockholder') completed an initial public offering (the 'Offering') of 7,925,375 shares of Common Stock at $17.50 per share. Of the shares offered, 2,500,000 were issued and sold by the Company. The net proceeds to the Company from the Offering, after deducting underwriter's discount and related fees and expenses, were $40,600. The Company did not receive any of the proceeds from the sale of such shares by the Selling Stockholder.

NOTE 3 -- CAPITAL STOCK

     The Company's authorized capital stock consists of 100,000,000 shares of Common Stock, par value $.01 per share, of which 8,009,601 and 12,558,697 were outstanding at December 31, 1996 and 1997, respectively, and 40,000,000 shares of Class B Common Stock, par value $.01 per share, which has ten votes per share, is subject to significant restrictions on transfer and is convertible at any time into Common Stock on a share-for-share basis, of which 14,261,467 and 9,758,421 shares were outstanding at December 31, 1996 and 1997, respectively. The Common Stock and Class B Common Stock are substantially identical, except for the disparity in voting power, restriction on transfer and conversion provisions.

     The Company's Preferred Stock, par value $.01 per share consists of 10,000,000 authorized shares, none of which was outstanding at December 31, 1996 and 1997.

     During the second quarter of 1997, a former stockholder converted all 4.4 million shares of its Class B Common Stock, into an identical number of shares of Common Stock. On April 23, 1997, the Company purchased approximately, 1.3 million shares of Common Stock from the former stockholder, at a price of $20 per share. The purchase was funded from the Company's cash and cash equivalent balance and has been recorded as treasury stock.

                        THE GENERAL CHEMICAL GROUP INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

NOTE 4 -- EARNINGS PER SHARE

     The computation of basic earnings per share is based on the weighted average number of common shares and contingently issuable shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all stock options and restricted units, using the treasury stock method.

     All period earnings per share figures have been restated in accordance with the provisions of FAS No. 128. The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

                                                                        YEARS ENDED DECEMBER 31,
                                                                 --------------------------------------
                                                                    1995          1996          1997
                                                                 ----------    ----------    ----------
Basic earnings per common share:
     Weighted average common shares outstanding...............   19,736,842    21,317,657    21,424,401
                                                                 ----------    ----------    ----------
                                                                 ----------    ----------    ----------
Diluted earnings per common share:
     Weighted average common shares outstanding...............   19,736,842    21,317,657    21,424,401
     Options and Restricted Units.............................       --           580,891     1,078,241
                                                                 ----------    ----------    ----------
Denominator for diluted earnings per common share.............   19,736,842    21,898,548    22,502,642
                                                                 ----------    ----------    ----------
                                                                 ----------    ----------    ----------

     Options to purchase 10,000 shares of common stock were issued during 1997 but were not included in the computation of diluted earnings per common share because the options' exercise price was greater than the average market price of the common shares. The options, which expire on September 5, 2007, were still outstanding at December 31, 1997.

NOTE 5 -- ACQUISITIONS

     On July 1, 1997, the Company's wholly owned subsidiary General Chemical Corporation ('GCC'), acquired all of the outstanding stock of Peridot Holdings, Inc. ('Peridot'), a leading manufacturer and supplier of sulfuric acid and water treatment chemicals. Funding for this transaction was provided with existing cash and borrowings under GCC's revolving credit facility. The acquisition was accounted for under the purchase method, and, accordingly, the net assets and results of operations have been included in the consolidated financial statements since the date of acquisition, based on preliminary valuation information available to GCC, which is subject to change as such information is finalized. The excess of purchase price over the estimated fair values of the net tangible assets acquired has been treated as goodwill. Goodwill is being amortized on a straight line basis over a period of 25 years. The acquisition did not have a material pro forma impact on consolidated earnings.

     On February 6, 1998, the Company's wholly owned subsidiary Toledo Technologies, Inc. acquired all of the outstanding stock of Sandco Automotive Ltd. ('Sandco'), a manufacturer of engine parts for the North American automobile industry and its aftermarket. Sandco is based in Waterdown, Ontario. Funding for this transaction was provided with new borrowings. This acquisition will be accounted for using the purchase method.

     On February 13, 1998, the Company's wholly owned subsidiary, General Chemical Corporation, entered into an agreement to acquire, subject to certain conditions precedent to closing, all of the outstanding stock of Reheis Inc. ('Reheis'). Reheis is headquartered in New Jersey and is the world's leading producer and supplier of the active chemical ingredients in antiperspirants and over-the-counter antacids as well as a supplier of pharmaceutical intermediates and other products. Funding for this transaction will be provided by existing cash and borrowings on GCC's revolving credit facility. GCC will account for this transaction using the purchase method.

                        THE GENERAL CHEMICAL GROUP INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

NOTE 6 -- INCOME TAXES

     Income before income taxes is as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1995       1996       1997
                                                                -------    -------    -------

United States................................................   $40,644    $57,282    $78,345
Foreign......................................................    23,775     18,449     14,315
                                                                -------    -------    -------
     Total...................................................   $64,419    $75,731    $92,660
                                                                -------    -------    -------
                                                                -------    -------    -------

     The components of the income tax provision are as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1995       1996       1997
                                                                -------    -------    -------

United States:
     Current.................................................   $28,515    $18,524    $26,195
     Deferred................................................     3,544         38       (236)
Foreign:
     Current.................................................     8,867      7,296      5,662
     Deferred................................................      (601)      (791)      (836)
State:
     Current.................................................     2,127      4,201      5,596
     Deferred................................................       874       (145)       (36)
                                                                -------    -------    -------
          Total..............................................   $43,326    $29,123    $36,345
                                                                -------    -------    -------
                                                                -------    -------    -------

     A summary of the components of deferred tax assets and liabilities is as follows:

                                                                              DECEMBER 31,
                                                                           ------------------
                                                                            1996       1997
                                                                           -------    -------

Postretirement benefits.................................................   $31,151    $31,965
Nondeductible accruals..................................................    41,060     48,696
Foreign operations......................................................     8,958      4,302
Other...................................................................     1,001      2,577
                                                                           -------    -------
     Deferred tax assets................................................    82,170     87,540
                                                                           -------    -------
Property, plant and equipment...........................................    31,832     43,817
Pensions................................................................     7,437      7,237
Inventory...............................................................     2,951      3,123
Other...................................................................     1,260      1,088
                                                                           -------    -------
     Deferred tax liabilities...........................................    43,480     55,265
                                                                           -------    -------
Valuation allowance.....................................................    16,090     11,434
                                                                           -------    -------
          Net deferred tax asset........................................   $22,600    $20,841
                                                                           -------    -------
                                                                           -------    -------

     The Company has deferred tax assets related to foreign tax credits of $16,090 and $11,434 at December 31, 1996 and 1997, respectively, against which a full valuation allowance has been recorded. A valuation allowance of $1,641 was provided during 1995. The Company reversed $1,426 and $4,656 of previously recorded valuation allowances during 1996 and 1997, respectively, primarily related to foreign tax credits that expired.

                        THE GENERAL CHEMICAL GROUP INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

     The difference between the effective income tax rate and the United States statutory rate is reconciled below:

                                                                    YEARS ENDED DECEMBER 31,
                                                                   --------------------------
                                                                   1995       1996       1997
                                                                   ----       ----       ----

U.S. federal statutory rate.....................................   35.0%      35.0%      35.0%
State income taxes, net of federal benefit......................    3.0        3.5        3.9
Tax effect of foreign operations................................    6.7        5.1        3.1
Provision for disputed items....................................   26.5        --         --
Depletion.......................................................   (4.6)      (5.3)      (3.1)
Other...........................................................    0.6        0.2        0.4
                                                                   ----       ----       ----
     Total......................................................   67.2%      38.5%      39.3%
                                                                   ----       ----       ----
                                                                   ----       ----       ----

     The Internal Revenue Service (the 'IRS') examinations of the Company's federal income tax returns resulted in the issuance of a deficiency notice during 1995. The Company has filed an administrative appeal with the IRS contesting the items denoted in the deficiency notice. Notwithstanding such appeal, in 1995 the Company recorded a provision for disputed items of $17,100 for all years prior to 1995 in connection with the deficiency notice. Management believes the amounts provided at December 31, 1997 are adequate.

NOTE 7 -- PENSION PLANS

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

     The net periodic pension cost for U.S. pension plans included the following components:

                                                                           YEARS ENDED DECEMBER 31,
                                                                       --------------------------------
                                                                         1995        1996        1997
                                                                       --------    --------    --------

Service cost (benefits earned during the year)......................   $  3,826    $  4,748    $  5,217
Interest cost on projected benefit obligation.......................     12,377      13,125      13,874
Actual return on assets.............................................    (24,938)    (24,655)    (29,520)
Net amortization and deferral.......................................     14,775      13,335      16,943
                                                                       --------    --------    --------
     Net periodic pension cost......................................   $  6,040    $  6,553    $  6,514
                                                                       --------    --------    --------
                                                                       --------    --------    --------

     The net periodic pension cost for Canadian pension plans included the following components:

                                                                             YEARS ENDED DECEMBER 31,
                                                                           -----------------------------
                                                                            1995       1996       1997
                                                                           -------    -------    -------

Service cost (benefits earned during the year)..........................   $ 1,140    $ 1,494    $ 1,352
Interest cost on projected benefit obligation...........................     3,527      3,727      3,868
Actual return on assets.................................................    (6,614)    (4,662)    (4,877)
Net amortization and deferral...........................................     2,457        559        522
                                                                           -------    -------    -------
     Net periodic pension cost..........................................   $   510    $ 1,118    $   865
                                                                           -------    -------    -------
                                                                           -------    -------    -------

                        THE GENERAL CHEMICAL GROUP INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

     The funded status and (accrued) prepaid pension cost for all plans are as follows:

                                                                       UNITED STATES                CANADA
                                                                   ----------------------    --------------------
                                                                        DECEMBER 31,             DECEMBER 31,
                                                                   ----------------------    --------------------
                                                                     1996         1997         1996        1997
                                                                   ---------    ---------    --------    --------

Actuarial present value of benefit obligations:
     Vested.....................................................   $(144,887)   $(156,419)   $(40,421)   $(42,820)
     Nonvested..................................................     (13,235)     (14,255)       (205)       (216)
                                                                   ---------    ---------    --------    --------
Accumulated benefit obligation..................................   $(158,122)   $(170,674)   $(40,626)   $(43,036)
                                                                   ---------    ---------    --------    --------
                                                                   ---------    ---------    --------    --------
Plan assets at fair value.......................................   $ 166,661    $ 193,301    $ 60,224    $ 65,019
Projected benefit obligation....................................    (187,760)    (202,796)    (50,783)    (53,796)
                                                                   ---------    ---------    --------    --------
Projected benefit obligation (in excess of) less than plan
  assets........................................................     (21,099)      (9,495)      9,441      11,223
Unrecognized prior service cost.................................       6,896        6,128         942         809
Unrecognized net (gain) loss....................................      (8,712)     (23,532)      8,761       6,196
                                                                   ---------    ---------    --------    --------
(Accrued) prepaid pension cost..................................   $ (22,915)   $ (26,899)   $ 19,144    $ 18,228
                                                                   ---------    ---------    --------    --------
                                                                   ---------    ---------    --------    --------

     The Canadian prepaid pension cost is included in other assets on the balance sheet.

     The assumptions used in accounting for the plans in 1995, 1996 and 1997 were

                                                                                 UNITED STATES
                                                                    ----------------------------------------
                                                                       1995           1996           1997
                                                                    ----------     ----------     ----------

Estimated discount rate..........................................       7 1/2 %        7 1/2 %        7 1/2%
Estimated long-term rate of return on assets.....................           9 %            9 %            9%
Average rate of increase in employee compensation................           5 %            5 %            5%

                                                                                   CANADA
                                                                    ------------------------------------
                                                                     1995         1996           1997
                                                                    -------    ----------     ----------
                                                                    <
Estimated discount rate..........................................        8 %           8 %        7 1/2 %
Estimated long-term rate of return on assets.....................        9 %           9 %            9 %
Average rate of increase in employee compensation................    5 1/4 %       5 1/4 %        5 1/4 %

     The dates used to measure plan assets and liabilities were October 31, 1996 and 1997 for all plans. Plan assets are invested primarily in stocks, bonds, short-term securities and cash equivalents.

NOTE 8 -- POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company maintains several plans providing postretirement benefits covering substantially all hourly and the majority of salaried employees. The Company funds these benefits on a pay-as-you-go basis. The long-term portion of accrued postretirement benefit cost of $85,442 and $86,517 at December 31, 1996 and 1997, respectively, is included in other liabilities on the balance sheet.

     The net periodic postretirement benefit cost included the following components:

                                                                             YEARS ENDED DECEMBER 31,
                                                                           -----------------------------
                                                                            1995       1996       1997
                                                                           -------    -------    -------

Service cost (benefits earned during the year)..........................   $ 1,576    $ 1,765    $ 1,876
Interest cost on projected postretirement benefit obligation............     4,862      4,451      4,906
Net amortization and deferral...........................................    (2,052)    (2,361)    (2,191)
                                                                           -------    -------    -------
     Net periodic postretirement benefit cost...........................   $ 4,386    $ 3,855    $ 4,591
                                                                           -------    -------    -------
                                                                           -------    -------    -------

                        THE GENERAL CHEMICAL GROUP INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

     The funded status and accrued postretirement benefit obligation are as follows:

                                                                                                 DECEMBER 31,
                                                                                             --------------------
                                                                                               1996        1997
                                                                                             --------    --------

Accumulated postretirement benefit obligation:
     Retirees.............................................................................   $(39,797)   $(44,220)
     Fully eligible plan participants.....................................................    (12,095)    (11,158)
     Other active plan participants.......................................................    (17,001)    (15,712)
                                                                                             --------    --------
Accumulated postretirement benefit obligation.............................................    (68,893)    (71,090)
Plan assets at fair value.................................................................      --          --
                                                                                             --------    --------
Accumulated postretirement benefit obligation in excess of plan assets....................    (68,893)    (71,090)
Unrecognized net reduction in prior service costs.........................................    (12,708)    (11,104)
Unrecognized net gain.....................................................................     (6,293)     (7,038)
                                                                                             --------    --------
Accrued postretirement benefit obligation.................................................   $(87,894)   $(89,232)
                                                                                             --------    --------
                                                                                             --------    --------

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

     The assumptions used in accounting for the plans in 1997 were a 10 percent health care cost trend rate (decreasing to 7 1/2 percent in the year 2000 and beyond) and a 7 1/2 percent discount rate for the U.S. plans and an 11 percent health care cost trend rate (decreasing to 7 percent in the year 2000 and beyond), a 7 1/2 percent discount and a 5 1/4 percent salary scale for the Canadian plans. A one percent increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $6,144 at year end 1997 and the net periodic cost by $572 for the year.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

     Future minimum rental payments for operating leases (primarily for transportation equipment, offices and warehouses) having initial or remaining noncancellable lease terms in excess of one year as of December 31, 1997 are as follows:

                              YEARS ENDING
                              DECEMBER 31,
-------------------------------------------------------------------------

   1998..................................................................   $10,584
   1999..................................................................     5,415
   2000..................................................................     2,034
   2001..................................................................       594
   2002 and thereafter...................................................       341
                                                                            -------
                                                                            $18,968
                                                                            -------
                                                                            -------

     Rental expense for the years ended December 31, 1995, 1996 and 1997 was $13,531, $15,414, and $17,393, respectively.

     Parent Guaranty and Transfer Agreement. A restated parent guaranty and transfer agreement between New Hampshire Oak, ACI International Limited and TOSOH America, Inc. provides that in the event that either New Hampshire Oak, ACI International Limited or TOSOH America, Inc. (such entities being referred to as a 'transferring parent' or 'nontransferring parent' as the context requires) proposes to sell or otherwise transfer or cause to be sold or transferred the voting securities of GCC, the Andover Group, Inc. or TOSOH Wyoming, Inc. (the respective subsidiaries constituting the partners of GCSAP) as the case may be, the nontransferring parents will have the following options:

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

     On March 11, 1997, the coordination judge dismissed the material claims of 1,269 of the approximately 2,750 opt-out claimants, primarily on the grounds that they had failed to comply with previous pre-trial orders. On April 8, 1997, the California Court of Appeals denied a petition for review of the dismissals filed by attorneys for the dismissed opt-out claimants, and on June 8, 1997, the California Supreme Court denied the same attorneys' petition for review of the California Court of

                        THE GENERAL CHEMICAL GROUP INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

Appeals' denial of their prior petition. On February 5, 1998, a hearing was held before the coordination judge on the Company's motion to dismiss the material claims of another 800 of the approximately 2,750 original opt-out claimants, again primarily on the grounds that they failed to comply with previous pre-trial orders. As of March 5, 1998, the Company is awaiting the decision of the coordination judge on this motion.

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

     Environmental Matters. Accruals for environmental liabilities are recorded based on current interpretations of applicable environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Estimates are established based upon information available to management to date, the nature and extent of the environmental liability, the Company's experience with similar activities undertaken, estimates obtained from outside consultants and the legal and regulatory framework in the jurisdiction in which the liability arose. The potential costs related to environmental matters and their estimated impact on future operations are difficult to predict due to the uncertainties regarding the extent of any required remediation, the complexity and interpretation of applicable laws and regulations, possible modification of existing laws and regulations or the adoption of new laws or regulations in the future, and the numerous alternative remediation methods and their related varying costs. The material components of the Company's environmental accruals include potential costs, as applicable, for investigation, monitoring, remediation and ongoing maintenance activities at any affected site. Accrued liabilities for environmental matters were $16,319 and $16,244 at December 31, 1996 and 1997, respectively. These amounts do not include estimated third-party recoveries nor have they been discounted.

                        THE GENERAL CHEMICAL GROUP INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

     By letter dated March 22, 1990 from the Environmental Protection Agency (the 'EPA'), the Company received a Notice of Potential Liability pursuant to
Section 107(a) of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ('CERCLA'), as amended, with respect to a site located in Front Royal, Virginia, owned at the time by Avtex Fibers, Inc. (the 'Avtex Site'), which has since filed for bankruptcy. A sulfuric acid plant adjacent to the main Avtex Site was previously owned and operated by the Company (the 'acid plant'). The letter requested that the Company perform certain activities at the acid plant including providing the security, preventing discharges, removing certain specific residue and sludges from two storage vessels and the transfer line to the main Avtex facility and determining the extent of contamination at the site, if any. In April 1991, the Company submitted a draft work plan with respect to the acid plant including each of the activities requested by the EPA discussed above. The Company has provided for the estimated costs of $1,600 for these activities in its accrual for environmental liabilities. The EPA has not yet responded to this work plan, nor has it requested that an initial investigation and feasibility study for the acid plant be performed. As a result, the extent of remediation required, if any, is unknown. The Company believes that the acid plant is separate and divisible from the main Avtex Site and, as a result, is not subject to any liability for costs related thereto. The Company will continue to vigorously assert this position with the EPA. There has been very limited contact by the EPA with the Company over the past four years, as it appears that the EPA is focused on remediation activities at the main Avtex Site.

     In addition to the matters discussed above, the Company is involved in other claims, litigation, administrative proceedings and investigations and remediation relative to environmental matters. Although the amount of any ultimate liability which could arise with respect to these matters cannot be accurately predicted, it is the opinion of management, based upon currently available information and the accruals established, that any such liability will have no material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 10 -- RELATED PARTY TRANSACTIONS

MANAGEMENT AGREEMENT

     The Company is party to a management agreement with Latona Associates (which is controlled by a stockholder of the Company) under which the Company receives corporate supervisory and administrative services and strategic guidance for a quarterly fee of $1,375, $1,400 and $1,460 in 1995, 1996 and 1997, respectively. In addition, in connection with any acquisition or business combination with respect to which Latona Associates advises the Company, the Company has agreed to pay Latona Associates additional fees comparable with fees received by investment banking firms for such services. This agreement expires on December 31, 2004.

NOTE 11 -- ADDITIONAL FINANCIAL INFORMATION

     The following are summaries of selected balance sheet items:

RECEIVABLES

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                           1996        1997
                                                                         --------    --------
Trade.................................................................   $104,108    $120,385
Other.................................................................      3,737       8,577
Allowance for doubtful accounts.......................................     (5,367)     (6,242)
                                                                         --------    --------
                                                                         $102,478    $122,720
                                                                         --------    --------
                                                                         --------    --------

                        THE GENERAL CHEMICAL GROUP INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

INVENTORIES

                                                                              DECEMBER 31,
                                                                           ------------------
                                                                            1996       1997
                                                                           -------    -------
Raw materials...........................................................   $11,022    $10,875
Work in process.........................................................     4,900      3,295
Finished products.......................................................    17,403     21,209
Supplies and containers.................................................     8,104     10,579
                                                                           -------    -------
                                                                           $41,429    $45,958
                                                                           -------    -------
                                                                           -------    -------

     Inventories valued at LIFO amounted to $20,153 and $18,546 at December 31, 1996 and 1997, respectively, which were below estimated replacement cost by $3,088 and $4,480, respectively. The impact of LIFO liquidations in 1995, 1996 and 1997 was not significant.

PROPERTY, PLANT AND EQUIPMENT

                                                                            DECEMBER 31,
                                                                       ----------------------
                                                                         1996         1997
                                                                       ---------    ---------
Land and improvements...............................................   $  27,299    $  40,800
Machinery and equipment.............................................     315,544      387,403
Buildings and leasehold improvements................................      42,968       48,244
Construction in progress............................................      17,597       17,524
Mines and quarries..................................................      13,539       13,658
                                                                       ---------    ---------
                                                                         416,947      507,629
Less accumulated depreciation and amortization......................    (177,128)    (203,440)
                                                                       ---------    ---------
                                                                       $ 239,819    $ 304,189
                                                                       ---------    ---------
                                                                       ---------    ---------

ACCRUED LIABILITIES

                                                                              DECEMBER 31,
                                                                           ------------------
                                                                            1996       1997
                                                                           -------    -------
Wages, salaries and benefits............................................   $22,235    $24,317
Interest................................................................     5,752      5,387
Taxes, other than income taxes..........................................    13,060     10,871
Other...................................................................    33,158     32,683
                                                                           -------    -------
                                                                           $74,205    $73,258
                                                                           -------    -------
                                                                           -------    -------

NOTE 12 -- LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                                       DECEMBER 31,
                                                                                   --------------------
                                                                     MATURITIES      1996        1997
                                                                     ----------    --------    --------
GCC Debt:
     Bank Term Loan -- floating rate..............................   1996-2001     $ 82,609    $ 65,217
     Senior Subordinated Notes -- 9.25%...........................      2003        100,000     100,000
     Canada Senior Notes -- 9.09%.................................      1999         52,000      50,787
     U.S. Revolving Credit Facility -- floating rate..............      1999          --         42,000
                                                                                   --------    --------
     Total Debt...................................................                  234,609     258,004
     Less: Current Portion........................................                   17,392      17,392
                                                                                   --------    --------
     Net Long-Term Debt...........................................                 $217,217    $240,612
                                                                                   --------    --------
                                                                                   --------    --------

     Aggregate maturities of long-term debt for each of the years in the five year period ending December 31, 2002 are $17,392, $110,179, $17,392, $13,041 and
$0, respectively.

     The U.S. Revolving Credit Facility expires on March 31, 1999 and allows General Chemical to borrow up to $130,000, including letters of credit of up to $30,000. The unused letter of credit balance

                        THE GENERAL CHEMICAL GROUP INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

was $21,033 at December 31, 1996 and 1997. This facility bears interest at a rate equal to a spread over a reference rate chosen by the Company from various options. At December 31, 1996 there were no outstanding borrowings under this facility. The rate in effect at December 31, 1997 was 7 percent.

     General Chemical Canada Limited has a $15,000 (Canadian Dollar) Revolving Credit Facility maturing June 22, 2000. This facility bears interest at a rate equal to a spread over a reference rate chosen by General Chemical Canada Limited from various options. At December 31, 1996 and 1997, there were no outstanding borrowings under this facility.

     Commitment fees paid for the abovementioned facilities were $350, $414, and $274 for 1995, 1996 and 1997, respectively.

     The Bank Term Loan bears interest at a rate equal to a spread over a reference rate chosen by GCC from various options. The rate in effect at December 31, 1996 and 1997, including effects of interest rate swap hedge agreements (see Note 14), was 7.4 percent.

     The U.S. Revolving Credit Facility and the Bank Term Loan are secured by
(1) substantially all of the assets of GCC, (2) 65 percent of the capital stock of General Chemical Canada Holding Inc., (3) GCC's 51 percent general partnership interest in GCSAP, and (4) all of the stock of the other direct and indirect subsidiaries of GCC.

     While the Company's GCC subsidiaries' debt facilities are outstanding, GCC must meet specific financial tests on an ongoing basis, which are customary for these types of facilities. Except as provided by applicable corporate law, there are no restrictions on the Company's ability to pay dividends from retained earnings. However, the payment of cash dividends by GCC to the Company is subject to certain restrictions under the terms of various agreements covering GCC's long-term debt. Assuming certain financial covenants are met, GCC is permitted to pay cash dividends of up to 50 percent of the net income (subject to certain adjustments) of GCC for the applicable period. Consequently, the Company's ability to pay cash dividends on Common Stock may effectively be limited by such agreements. At December 31, 1997, approximately $62.2 million was available for dividend payments in accordance with these covenants.

NOTE 13 -- STOCK OPTION PLAN AND RESTRICTED UNIT PLAN

     The Company's 1996 Stock Option and Incentive Plan (the 'Plan') provides for the issuance of up to 2,200,000 shares of Common Stock. The Plan authorizes the granting of incentive and nonqualified stock options, stock appreciation rights, restricted and unrestricted stock and performance share awards to executives, directors and other key persons. Any incentive stock options granted under the Plan must have an exercise price at least equal to the market value of the shares on the day the option is granted and a maximum term of 10 years.

     Information with respect to all stock options is summarized below:

                                                                                AVERAGE OPTION
                                                                     SHARES     PRICE PER SHARE
                                                                   ----------   ---------------

Options Outstanding at December 31, 1995........................       --           $--
     Options Granted............................................    1,281,000         17.66
     Options Exercised..........................................       --           --
     Options Forfeited..........................................       10,000         17.50
                                                                   ----------
Options Outstanding at December 31, 1996........................    1,271,000         17.66
     Options Granted............................................      100,000         22.70
     Options Exercised..........................................       --           --
     Options Forfeited..........................................       29,800         18.23
                                                                   ----------
Options Outstanding at December 31, 1997........................    1,341,200       $ 18.02
                                                                   ----------       -------
                                                                   ----------       -------

                        THE GENERAL CHEMICAL GROUP INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

     The Company applies APB Opinion 25 in accounting for the Plan. Had compensation cost for this plan been determined under FASB Statement No. 123, the Company's net income for 1997 would have been reduced to $55,140 with basic earnings per common share of $2.57 and diluted earnings per share of $2.45. Net income for 1996 would have been reduced to $45,623 with basic earnings per common share of $2.14 and diluted earnings per share of $2.08. For purposes of this calculation, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for 1997 and 1996: dividend yield of 0.7 percent and 1.0 percent, respectively; expected volatility of 41 percent and 27 percent, respectively; weighted average risk free interest rate of 5.50 percent and 6.42 percent, respectively; and, weighted average expected lives of 6 and 7 years, respectively. All options granted to date under the stock option plan have an exercise price equal to the market price of the Company's stock on the grant date.

     The Company's Restricted Unit Plan provides for the issuance of 850,000 units, with each unit representing one share of Common Stock to be issued to the participant upon the occurrence of certain conditions ('vesting') unless the participant elects to defer receipt thereof. All awards are subject to a five year vesting schedule under which a portion of each participant's award vests annually over a five year period. Dividend equivalents on outstanding units accrue to the benefit of the participants and are paid at the time dividends are paid to Common Stock shareholders. These units were awarded during the second quarter of 1996 in replacement of the rights earned by participants beginning in 1989 under the Phantom Equity Plan and certain other prior equity programs of the Company which were then terminated. The Company recorded a charge to income of $11,319 and $1,302 for 1996 and 1997, respectively, with a contra credit to capital deficit.

NOTE 14 -- FINANCIAL INSTRUMENTS

SWAP AGREEMENTS

     The Company does not enter into financial instruments for trading purposes. The Company periodically enters into interest rate swap agreements to effectively convert all or a portion of its floating-rate debt to fixed-rate debt in order to reduce the Company's risk to movements in interest rates. Such agreements involve the exchange of fixed and floating interest rate payments over the life of the agreement without the exchange of the underlying principal amounts. Accordingly, the impact of fluctuations in interest rates on these interest rate swap agreements is fully offset by the opposite impact on the related debt. Swap agreements are only entered into with strong creditworthy counterparties. The swap agreements in effect were as follows:

                                                                               INTEREST RATE
                                                   NOTIONAL                 --------------------
DECEMBER 31,                                        AMOUNT     MATURITIES   RECEIVE(1)    PAY(2)
------------------------------------------------   --------    ----------   ----------    ------

1996............................................   $ 75,000    1998-1999        5.5%        6.8%
1997............................................   $ 75,000    1998-1999        5.8%        6.8%

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

     At December 31, 1997, the Company was also party to a currency and interest rate swap, which partially hedges the Company's Canadian subsidiary's 52,000 U.S. dollar 9.09% Senior Notes. The agreement, which matures in 1999, provides for the payment of 48,400 Canadian dollars at a fixed rate of 7.54% in exchange for the receipt of 35,000 U.S. dollars at a fixed rate of 9.09%. Unrealized gains and losses on the currency portion of the swap are recognized and offset the foreign exchange gain or loss on the related debt in the consolidated statements of operations. Net amounts paid or received on the interest portion of the swap are accrued as adjustments to interest expense.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments are as follows:

                                                           DECEMBER 31, 1996       DECEMBER 31, 1997
                                                          --------------------    --------------------
                                                          CARRYING      FAIR      CARRYING      FAIR
                                                           AMOUNT      VALUE       AMOUNT      VALUE
                                                          --------    --------    --------    --------

Long-term debt.........................................   $234,609    $238,967    $258,004    $262,918
Unrealized gain (loss) on swap agreements..............   $  --       $ (1,200)   $  --       $    521

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

NOTE 15 -- GEOGRAPHIC AND INDUSTRY SEGMENT INFORMATION

     Geographic area information is summarized as follows:

                                                UNITED STATES(1)    FOREIGN(2)    ELIMINATIONS(3)     TOTAL
                                                ----------------    ----------    ---------------    --------

Net revenues:
     1995....................................       $467,347         $ 122,659       $ (39,135)      $550,871
     1996....................................        544,029           128,345         (48,715)       623,659
     1997....................................        574,060           121,762         (42,845)       652,977
Operating profit:
     1995....................................       $ 80,390         $  26,607       $ --            $106,997
     1996....................................        106,548            22,668         --             129,216
     1997....................................        118,474            18,618         --             137,092
Identifiable assets at December 31:
     1995....................................       $331,237         $ 100,088       $ --            $431,325
     1996....................................        384,352           100,785         --             485,137
     1997....................................        461,267           100,370         --             561,637

------------

(1) Includes export sales amounting to $59,320, $71,413 and $79,462 for the years ended December 31, 1995, 1996 and 1997, respectively.

(2) Principally of General Chemical Canada Holding Inc., a wholly owned subsidiary of GCC.

(3) Sales between geographic areas are recorded at prices comparable to market prices charged to third-party customers and are eliminated in consolidation.

                        THE GENERAL CHEMICAL GROUP INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)
                             (DOLLARS IN THOUSANDS)

     Industry segment information is summarized as follows:

                                                       CHEMICALS    MANUFACTURING    CORPORATE     TOTAL
                                                       ---------    -------------    ---------    --------

Net revenues:
     1995...........................................   $ 480,926      $  69,945       $ --        $550,871
     1996...........................................     534,434         89,225         --         623,659
     1997...........................................     544,812        108,165         --         652,977
Operating profit:
     1995...........................................   $ 105,186      $   4,337       $(2,526)    $106,997
     1996...........................................     123,695         12,472        (6,951)     129,216
     1997...........................................     117,858         23,531        (4,297)     137,092
Identifiable assets at December 31:
     1995...........................................   $ 377,014      $  49,833       $ 4,478     $431,325
     1996...........................................     424,864         55,151         5,122      485,137
     1997...........................................     501,937         56,586         3,114      561,637
Capital expenditures:
     1995...........................................   $  29,099      $   4,994       $ --        $ 34,093
     1996...........................................      52,546          1,619         --          54,165
     1997...........................................      54,031          2,640         --          56,671
Depreciation and amortization:
     1995...........................................   $  26,188      $   2,020       $    50     $ 28,258
     1996...........................................      26,978          2,767         --          29,745
     1997...........................................      30,486          2,608         --          33,094

NOTE 16 -- UNAUDITED QUARTERLY INFORMATION

                                                                                  1997
                                                        --------------------------------------------------------
                                                         FIRST       SECOND      THIRD       FOURTH       YEAR
                                                        --------    --------    --------    --------    --------

Net revenues.........................................   $149,566    $164,957    $169,842    $168,612    $652,977
Gross profit.........................................     45,202      54,642      52,395      49,296     201,535
Net income...........................................     11,714      17,258      15,102      12,241      56,315
Earnings per common share:
     Basic...........................................        .53         .81         .72         .58        2.63
     Diluted.........................................        .50         .77         .68         .55        2.50

                                                                                  1996
                                                        --------------------------------------------------------
                                                         FIRST       SECOND      THIRD       FOURTH       YEAR
                                                        --------    --------    --------    --------    --------

Net revenues.........................................   $144,571    $160,130    $161,967    $156,991    $623,659
Gross profit.........................................     41,511      53,067      51,730      54,718     201,026
Net income...........................................      9,316       7,042(1)   14,634      15,616      46,608
Earnings per common share:
     Basic...........................................        .47         .34         .66         .70        2.19
     Diluted.........................................        .47         .33         .63         .67        2.13

Note: Basic earnings per common share calculations are based on the weighted average number of shares outstanding during each of the quarters. Diluted earnings per common share assume the foregoing and, in addition, the exercise of all stock options and restricted units. The sum of the four quarters may not equal the full year computation due to rounding. All prior period per share figures have been restated in accordance with FAS 128.

------------

(1) In the second quarter of 1996, the Company recorded a one-time pre-tax charge of $12.5 million ($7.6 million after-tax or $.35 per share) due primarily to awards made under the Restricted Unit Plan, reflecting the portion earned under prior equity programs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors. For information relating to the Company's Directors, see the information contained under the caption 'Election of Directors -- Board of Director Nominees' in the Company's definitive 1998 Proxy Statement (the 'Proxy Statement'), which information is hereby incorporated by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

     Executive Compensation. For information relating to the compensation of the Company's executives, see the information contained under the caption 'Compensation of Executive Officers and Key Employees' and 'Election of Directors -- Compensation of Directors' in the Company's Proxy Statement, which information is hereby incorporated by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

EXHIBIT
  NO.                                                    DESCRIPTION
--------  ----------------------------------------------------------------------------------------------------------
   3.1    -- Amended and Restated Certificate of Incorporation of the Company
 **3.2    -- Amended and Restated By-Laws of the Company
 **4.1    -- Specimen Certificate for shares of Common Stock, $.01 par value, of the Company
 *10.1    -- Agreement dated as of March 15, 1996 between Paul M. Montrone and the Company
**10.2    -- Amended and Restated Management Agreement effective as of January 1, 1995 between the Company and
            Latona Associates, Inc.
'D'10.4   -- Restated Environmental Matters Agreement among Allied-Signal, Henley, The Wheelabrator Group Inc., New
            Hampshire Oak, Inc., and Fisher Scientific Group Inc., dated as of February 26, 1986, as amended and restated as of July 28, 1989
'D'10.5   -- Second Amended and Restated Partnership Agreement of GCSAP dated June 30, 1992, among General Chemical,
            The Andover Group, Inc., and TOSOH Wyoming, Inc.
'D'10.6   -- Amended and Restated Parent Guaranty and Transfer Agreement dated June 30, 1992, among New Hampshire
            Oak, Inc., ACI International Limited and TOSOH America, Inc.
**10.7    -- The General Chemical Group Inc. Deferred Compensation Plan for Non-Employee Directors
**10.8    -- The General Chemical Group Inc. Retirement Plan for Non-Employee Directors
**10.9    -- The General Chemical Group Inc. Restricted Unit Plan for Non-Employee Directors
**10.10   -- The General Chemical Group Inc. 1996 Stock Option and Incentive Plan
**10.11   -- The General Chemical Group Inc. Performance Plan
**10.12   -- The General Chemical Group Inc. Restricted Unit Plan
'D'D'10.13 -- First Amendment to General Chemical Corporation Equity Program, effective as of October 1, 1993.
**10.14   -- General Chemical Group Dividend Award Program, as amended December 15, 1995, effective as of October 1,
            1993
**10.15   -- General Chemical Corporation Supplemental Savings and Retirement Plan
'D'10.16  -- Indenture dated as of August 15, 1993 between General Chemical and Continental Bank, National
            Association, as trustee, with respect to the Senior Subordinated Notes
**10.17   -- Credit Agreement dated as of April 22, 1994 between Toledo Technologies and Wells Fargo Bank ('Wells')
            as agent, with respect to revolving and term loan facilities ('Toledo Agreement')
**10.18   -- First Amendment to Toledo Agreement dated as of August 15, 1995
**10.19   -- Credit Agreement dated as of April 22, 1994 between PDI and Wells as agent, with respect to revolving and term loan facilities ('PDI Agreement')
**10.20   -- First Amendment to PDI Agreement dated as of March 27, 1995
**10.21   -- Credit Agreement dated as of April 22, 1994 between Balcrank and Wells, as agent, with respect to a revolving credit facility ('Balcrank Agreement')
**10.22   -- Note Agreement dated as of April 1, 1992, among GC Canada and certain noteholders, with respect to the
            9.09% Senior Notes due 1999 in aggregate principal amount of $52 million
'D'10.23  -- Credit Agreement dated as of June 22, 1992, between GC Canada and The Toronto-Dominion Bank, with respect to a $15 million revolving credit facility (the 'Canada Revolver')
**10.24   -- First Amendment to Canada Revolver
**10.25   -- Amended and Restated Credit Agreement dated as of September 15, 1993 among General Chemical and
            Chemical Bank, as Administrative Agent and NationsBank of North Carolina, as Co-Agent, with respect to a
            $130 million revolving credit facility (the 'US Revolver')
**10.26   -- First Amendment to the US Revolver dated as of December 11, 1995
**10.27   -- Term Loan Agreement dated as of August 4, 1994 among General Chemical and Chemical Bank, as
            Administrative Agent, and NationsBank of North Carolina, as Co-Agent, with respect to a $100 million term loan
**10.28   -- Settlement Agreement relating to July 26, 1993 Richmond incident litigation
  10.29   -- Stockholder Agreement among the Company, the GRAT, Paul M. Montrone and Sandra G. Montrone, dated as of
            April 15, 1996

EXHIBIT
  NO.                                                    DESCRIPTION
--------  ----------------------------------------------------------------------------------------------------------
  10.30   -- Stockholder Agreement between the Company and Stonor, dated as of May 15, 1996
  11      -- Statement regarding computation of per share earnings
**21      -- Subsidiaries of the Company
  27.1    -- Financial Data Schedule
  27.2    -- Restated Financial Data Schedule
  27.3    -- Restated Financial Data Schedule

------------

** Incorporated by reference to the relevant exhibit to the Company's
   Registration Statement filed with the Securities and Exchange Commission (the 'SEC') on May 3, 1996, File No. 33-83766.

 'D' Incorporated by reference to the relevant exhibit to General Chemical
     Corporation's Registration Statement filed with the SEC on August 11, 1993, File No. 33-64824.

'D'D' Incorporated by reference to the relevant exhibit to General Chemical
      Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed with the SEC.

FINANCIAL STATEMENTS

     See Item 8, beginning on page 16.

FINANCIAL STATEMENT SCHEDULES

     See Index to Financial Statement Schedule on page 41.

REPORTS ON FORM 8-K

     No report on Form 8-K has been filed by the Company during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Parsippany, State of New Jersey on the 22nd day of March 1998.

                                          THE GENERAL CHEMICAL GROUP INC.

                                          By: /s/        RALPH M. PASSINO
                                             ...................................
                                                      RALPH M. PASSINO
                                             VICE PRESIDENT AND CHIEF FINANCIAL
                                                         OFFICER
                                                       March 22, 1998

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

                SIGNATURE                                     CAPACITY                            DATE
------------------------------------------  --------------------------------------------   -------------------

           /S/ PAUL M. MONTRONE             Chairman of the Board and Director               March 22, 1998
 .........................................
            (PAUL M. MONTRONE)

          /S/ RICHARD R. RUSSELL            President, Chief Executive Officer               March 22, 1998
 .........................................    (Principal Executive Officer) and Director
           (RICHARD R. RUSSELL)

           /S/ RALPH M. PASSINO             Vice President and Chief Financial Officer       March 22, 1998
 .........................................    (Principal Financial and
            (RALPH M. PASSINO)                Accounting Officer)

          /S/ PHILIP E. BEEKMAN             Director                                         March 22, 1998
 .........................................
           (PHILIP E. BEEKMAN)

            /S/ JOHN W. GILDEA              Director                                         March 22, 1998
 .........................................
             (JOHN W. GILDEA)

           /S/ GERALD J. LEWIS              Director                                         March 22, 1998
 .........................................
            (GERALD J. LEWIS)

           /S/ PAUL M. MEISTER              Director                                         March 22, 1998
 .........................................
            (PAUL M. MEISTER)

          /S/ SCOTT M. SPERLING             Director                                         March 22, 1998
 .........................................
           (SCOTT M. SPERLING)

            /S/ IRA STEPANIAN               Director                                         March 22, 1998
 .........................................
             (IRA STEPANIAN)

                        THE GENERAL CHEMICAL GROUP INC.
                     INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II -- Valuation and Qualifying Accounts..............................42

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

                                                                     SCHEDULE II

                        THE GENERAL CHEMICAL GROUP INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                                               TRANSLATION
                                                     BALANCE AT    ADDITIONS     DEDUCTIONS    ADJUSTMENT    BALANCE AT
                                                     BEGINNING     CHARGED TO       FROM         DURING        END OF
                                                     OF PERIOD       INCOME       RESERVES       PERIOD        PERIOD
                                                     ----------    ----------    ----------    ----------    ----------
                                                                               (IN THOUSANDS)
Year ended December 31, 1995
     Allowance for doubtful accounts..............     $5,960         $298         $ (564)        $(20)        $5,674
Year ended December 31, 1996
     Allowance for doubtful accounts..............     $5,674         $174         $ (481)       -$-           $5,367
Year ended December 31, 1997
     Allowance for doubtful accounts..............     $5,367         $890         $    8         $(23)        $6,242

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                                 DESCRIPTION                                               PAGE
--------  ---------------------------------------------------------------------------------------------------   ----
   3.1    -- Amended and Restated Certificate of Incorporation of the Company................................
 **3.2    -- Amended and Restated By-Laws of the Company.....................................................
 **4.1    -- Specimen Certificate for shares of Common Stock, $.01 par value, of the Company.................
**10.1    -- Agreement dated as of March 15, 1996 between Paul M. Montrone and the Company...................
**10.2    -- Amended and Restated Management Agreement effective as of January 1, 1995 between the Company and Latona Associates, Inc.......................................................................
'D'10.4   -- Restated Environmental Matters Agreement among Allied-Signal, Henley, The Wheelabrator Group
            Inc., New Hampshire Oak, Inc., and Fisher Scientific Group Inc., dated as of February 26, 1986, as amended and restated as of July 28, 1989......................................................
'D'10.5   -- Second Amended and Restated Partnership Agreement of GCSAP dated June 30, 1992, among General
            Chemical, The Andover Group, Inc., and TOSOH Wyoming, Inc........................................
'D'10.6   -- Amended and Restated Parent Guaranty and Transfer Agreement dated June 30, 1992, among New
            Hampshire Oak, Inc., ACI International Limited and TOSOH America, Inc............................
**10.7    -- The General Chemical Group Inc. Deferred Compensation Plan for Non-Employee Directors...........
**10.8    -- The General Chemical Group Inc. Retirement Plan for Non-Employee Directors......................
**10.9    -- The General Chemical Group Inc. Restricted Unit Plan for Non-Employee Directors.................
**10.10   -- The General Chemical Group Inc. 1996 Stock Option and Incentive Plan............................
**10.11   -- The General Chemical Group Inc. Performance Plan................................................
**10.12   -- The General Chemical Group Inc. Restricted Unit Plan............................................
'D'D'10.13 -- First Amendment to General Chemical Corporation Equity Program, effective as of October 1,
            1993.............................................................................................
**10.14   -- General Chemical Group Dividend Award Program, as amended December 15, 1995, effective as of
            October 1, 1993..................................................................................
**10.15   -- General Chemical Corporation Supplemental Savings and Retirement Plan...........................
'D'10.16  -- Indenture dated as of August 15, 1993 between General Chemical and Continental Bank, National
            Association, as trustee, with respect to the Senior Subordinated Notes...........................
**10.17   -- Credit Agreement dated as of April 22, 1994 between Toledo Technologies and Wells Fargo Bank
            ('Wells') as agent, with respect to revolving and term loan facilities ('Toledo Agreement')......
**10.18   -- First Amendment to Toledo Agreement dated as of August 15, 1995.................................
**10.19   -- Credit Agreement dated as of April 22, 1994 between PDI and Wells as agent, with respect to revolving and term loan facilities ('PDI Agreement').............................................
**10.20   -- First Amendment to PDI Agreement dated as of March 27, 1995.....................................
**10.21   -- Credit Agreement dated as of April 22, 1994 between Balcrank and Wells, as agent, with respect to a revolving credit facility ('Balcrank Agreement')............................................
**10.22   -- Note Agreement dated as of April 1, 1992, among GC Canada and certain noteholders, with respect to the 9.09% Senior Notes due 1999 in aggregate principal amount of $52 million..................
'D'10.23  -- Credit Agreement dated as of June 22, 1992, between GC Canada and The Toronto-Dominion Bank, with respect to a $15 million revolving credit facility (the 'Canada Revolver')..................
**10.24   -- First Amendment to Canada Revolver..............................................................
**10.25   -- Amended and Restated Credit Agreement dated as of September 15, 1993 among General Chemical and
            Chemical Bank, as Administrative Agent and NationsBank of North Carolina, as Co-Agent, with respect to a $130 million revolving credit facility (the 'US Revolver')..........................
**10.26   -- First Amendment to the US Revolver dated as of December 11, 1995................................
**10.27   -- Term Loan Agreement dated as of August 4, 1994 among General Chemical and Chemical Bank, as
            Administrative Agent, and NationsBank of North Carolina, as Co-Agent, with respect to a $100 million term loan................................................................................
**10.28   -- Settlement Agreement relating to July 26, 1993 Richmond incident litigation.....................
  10.29   -- Stockholder Agreement among the Company, the GRAT, Paul M. Montrone and Sandra Montrone, dated
            April 15, 1996...................................................................................

EXHIBIT
  NO.                                                 DESCRIPTION                                               PAGE
--------  ---------------------------------------------------------------------------------------------------   ----
  10.30   -- Stockholder Agreement between the Company and Stonor, dated May 15, 1996........................
  11      -- Statement regarding computation of per share earnings...........................................    50
**21      -- Subsidiaries of the Company.....................................................................
  27.1    -- Financial Data Schedule.........................................................................    51
  27.2    -- Restated Financial Data Schedule................................................................    52
  27.3    -- Restated Financial Data Schedule................................................................    53

------------

** Incorporated by reference to the relevant exhibit to the Company's
   Registration Statement filed with the Securities and Exchange Commission (the 'SEC') on May 3, 1996, File No. 33-83766.

'D' Incorporated by reference to the relevant exhibit to General Chemical Corporation's Registration Statement filed with the SEC on August 11, 1993, File No. 33-64824.

'D'D' Incorporated by reference to the relevant exhibit to General Chemical
      Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed with the Securities and Exchange Commission.