Form 10-Q
period 1998-03-31
GENERAL CHEMICAL GROUP INC
filed 1998-05-15
CIK 929697

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

   (Mark One)
        X             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   -----------          OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   -------------     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from________ to_________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

The number of shares of Common Stock outstanding at April 30, 1998 was
11,212,736

The number of shares of Class B Common Stock outstanding at April 30, 1998 was 9,758,421

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         THE GENERAL CHEMICAL GROUP INC.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      INDEX


                                                                                               PAGE NO.

PART I.     FINANCIAL INFORMATION:

    Item 1. Financial Statements

       Consolidated Statements of Operations - Three Months
        Ended March 31, 1997 and 1998........................................................        1

       Consolidated Balance Sheets - December 31, 1997 and
        March 31, 1998.......................................................................        2

       Consolidated Statements of Cash Flows - Three Months
        Ended March 31, 1997 and 1998........................................................        3

       Notes to the Consolidated Financial Statements........................................       4-7

    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................................        8

PART II. OTHER INFORMATION:

    Item 1.  Legal Proceedings...............................................................        9

    Item 6.  Exhibits and Reports on Form 8-K................................................       10

    SIGNATURES...............................................................................       11

    EXHIBIT INDEX............................................................................       12

    EXHIBITS.................................................................................      13-14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         THE GENERAL CHEMICAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                ----------------------------
                                                                                   1997              1998
                                                                                   ----              ----

Net revenues................................................................    $   149,566      $   161,469
Cost of sales...............................................................        104,364          119,434
Selling, general and administrative expense.................................         15,114           15,876
                                                                                -----------      -----------
Operating profit............................................................         30,088           26,159
Interest expense............................................................          5,257            5,590
Interest income.............................................................            750              415
Foreign currency transaction (gains) losses.................................            546             (172)
Other (income) expense, net.................................................           (453)              10
                                                                                -----------      -----------
Income before income taxes and minority interest............................         25,488           21,146
Minority interest...........................................................          6,221            4,436
                                                                                -----------      -----------
Income before income taxes .................................................         19,267           16,710
Income tax provision........................................................          7,553            6,849
                                                                                -----------      -----------
      Net income ...........................................................    $    11,714      $     9,861
                                                                                ===========      ===========

Earnings per common share:

      Basic.................................................................    $       .53      $       .47
                                                                                ===========      ===========

      Diluted...............................................................    $       .50      $       .45
                                                                                ===========      ===========


Dividends declared per share................................................    $       .05      $       .05
                                                                                ===========      ===========

Weighted average common and common
 equivalent shares outstanding..............................................     23,294,662       22,026,302
                                                                                ===========    =============










        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                  DECEMBER 31,       MARCH 31,
                                                                                      1997             1998
                                                                                      ----             ----
                                                                                                    (UNAUDITED)

Current Assets:
     Cash and cash equivalents.................................................. $    21,753       $   20,503
     Receivables, net...........................................................     122,720          119,264
     Inventories................................................................      45,958           49,482
     Deferred income taxes......................................................      14,145           13,503
     Other current assets.......................................................       2,370           96,378
                                                                                 -----------       ----------
         Total current assets...................................................     206,946          299,130
Property, plant and equipment, net..............................................     304,189          310,333
Other assets      ..............................................................      50,502           52,720
                                                                                 -----------       ----------
     Total assets............................................................... $   561,637       $  662,183
                                                                                 ===========       ==========


                        LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities:
     Accounts payable........................................................... $    61,332       $   55,979
     Accrued liabilities........................................................      73,258           75,446
     Income taxes payable.......................................................       4,576            9,864
     Current portion of long-term debt..........................................      17,392          138,392
                                                                                 -----------       ----------
          Total current liabilities.............................................     156,558          279,681
Long-term debt..................................................................     240,612          201,486
Other liabilities...............................................................     215,405          218,752
                                                                                 -----------       ----------
          Total liabilities.....................................................     612,575          699,919
                                                                                 -----------       ----------
Minority interest...............................................................      43,301           47,697
                                                                                 -----------       ----------
Equity (deficit):

     Preferred Stock, $.01 par value; authorized:
      10,000,000 shares; none issued or outstanding.............................         --               --
     Common Stock, $.01 par value; authorized:
      100,000,000 shares; issued:
      12,558,697 shares at December 31, 1997 and
      March 31, 1998, respectively..............................................         126              126
     Class B Convertible Common Stock, $.01 par value;
      authorized 40,000,000 shares; issued and outstanding:
      9,758,421 shares at December 31, 1997 and March 31, 1998..................          97               97
     Capital deficit............................................................    (183,814)        (183,559)
     Accumulated other comprehensive income.....................................      (2,197)          (2,411)
     Retained earnings .........................................................     118,855          127,669
     Treasury stock, at cost:  1,362,898 and 1,360,498 shares at
      December 31, 1997 and March 31, 1998, respectively........................     (27,306)         (27,355)
                                                                                 -----------       ----------
          Total equity (deficit)................................................     (94,239)         (85,433)
                                                                                 -----------       ----------
          Total liabilities and equity (deficit)................................ $   561,637       $  662,183
                                                                                 ===========       ==========


      See the accompanying notes to the consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                         ---------------------
                                                                                         1997             1998
                                                                                         ----             ----

Cash flows from operating activities:
   Net income ................................................................      $   11,714         $   9,861
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization.............................................          7,930             9,576
     Net loss on disposition of long-term assets...............................            192                34
     Unrealized exchange (gain) loss...........................................            740              (125)
     Restricted unit plan costs................................................            351               283
     (Increase) decrease in receivables........................................         (3,071)            4,535
     (Increase) in inventories.................................................           (149)           (2,293)
     (Decrease) in accounts payable............................................         (3,405)           (6,061)
     Increase (decrease) in accrued liabilities................................         (2,552)            1,746
     Increase in income taxes payable..........................................          5,640             5,575
     Increase (decrease) in other liabilities and assets, net..................            186            (1,487)
     Increase in minority interest.............................................          5,272             4,396
                                                                                    ----------         ---------
        Net cash provided by operating activities..............................         22,848            26,040
                                                                                    ----------         ---------
Cash flows from investing activities:
      Capital expenditures.....................................................         (5,842)           (9,638)
      Acquisition of business, net of cash acquired (Note 3)*..................            --             (6,592)
      Deposit for pending acquisition of business (Note 3).....................            --            (84,532)
      Other investing activities...............................................            --             (7,770)
      Proceeds from sales or disposals of long-term assets.....................            --                  3
                                                                                    ----------         ---------
        Net cash used for investing activities................................          (5,842)         (108,529)
                                                                                    ----------         ---------
Cash flows from financing activities:
      Proceeds from long-term debt.............................................            --             85,900
      Repayment of long-term debt..............................................         (4,348)           (4,348)
      Payments to acquire treasury stock.......................................            (51)             (277)
      Exercise of stock option.................................................            --                202
      Dividends................................................................         (1,112)              --
                                                                                    ----------         --------
        Net cash provided by (used for) financing activities...................         (5,511)           81,477
                                                                                    ----------         ---------
Effect of exchange rate changes on cash........................................            (31)             (244)
                                                                                    ----------         ---------
Increase (decrease) in cash and cash equivalents..............................          11,464            (1,250)
Cash and cash equivalents at beginning of period...............................         51,700            21,753
                                                                                    ----------         ---------
Cash and cash equivalents at end of period.....................................     $   63,164         $  20,503
                                                                                    ==========         =========

Supplemental information:

      Cash paid for income taxes...............................................     $    2,653         $   2,017
                                                                                    ==========         =========

      Cash paid for interest...................................................     $    6,134         $   5,512
                                                                                    ==========         =========

*  Purchase of business, net of cash acquired:

      Working capital, other than cash ........................................                        $  (1,662)
      Plant, property and equipment............................................                           (4,892)
      Other assets.............................................................                           (1,470)
      Noncurrent liabilities...................................................                            1,432
                                                                                                       ---------
        Net cash used to acquired business.....................................                        $  (6,592)
                                                                                                       =========

      See the accompanying notes to the consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE QUARTER ENDED MARCH 31, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements include the accounts of The General Chemical Group Inc. and its subsidiaries (the "Company"). These unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The Company's financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") which the Company adopted for both interim and fiscal years beginning after December 31, 1997. FAS 130 requires the reporting and display of comprehensive income and its components. The Company's foreign currency translation adjustments, which were previously reported as a separate component of equity, are now included in Accumulated other comprehensive income within the equity section of the Consolidated Balance Sheets. Comprehensive income for the three months ended March 31, 1997 and 1998, was $11,650 and $9,647, respectively.

NOTE 2 - RELATED PARTY TRANSACTIONS

Management Agreement

         The Company is party to a management agreement with Latona Associates Inc. (a management and advisory company which is controlled by a stockholder of the Company). Pursuant to the agreement, the Company was charged $1,460 and $1,481 for the three months ended March 31, 1997 and 1998, respectively, for corporate supervisory and administrative services and strategic advice and guidance. The management agreement expires on December 31, 2004.

NOTE 3 - ACQUISITIONS

         On February 6, 1998, the Company's wholly owned subsidiary, Toledo Technologies, Inc. acquired all of the outstanding stock of Sandco Automotive Ltd. ("Sandco"), a manufacturer of engine parts for the North American automobile industry and its aftermarket. Sandco is based in Waterdown, Ontario. Funding for this transaction was provided with new borrowings. The acquisition was accounted for under the purchase method, and, accordingly, the net assets and results of operations are included in the consolidated financial statements from the date of acquisition, based on preliminary valuation information available to the Company, which is subject to change as such information is finalized. The excess of purchase price over the estimated fair values of the net tangible assets acquired is being treated as goodwill. Goodwill is being amortized on a straight line basis over a period of 25 years. The acquisition did not have a material pro forma impact on consolidated earnings.

                         THE GENERAL CHEMICAL GROUP INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      FOR THE QUARTER ENDED MARCH 31, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

         On April 1, 1998, the Company's wholly owned subsidiary General Chemical Corporation ("GCC"), acquired all of the outstanding stock of Reheis Inc. ("Reheis"). Reheis is headquartered in New Jersey and is the world's leading producer and supplier of the active chemical ingredients in antiperspirants and over-the-counter antacids as well as a supplier of pharmaceutical intermediates and other products. Funding for this transaction was provided by existing cash and borrowings under GCC's revolving credit facility. As of March 31, 1998, the Company placed approximately $84,500 in escrow related to the pending acquisition of Reheis. Such amount is included in other current assets. The acquisition will be accounted for under the purchase method, and accordingly, the net assets and results of operations will be included in the consolidated financial statements from the date of acquisition, based on valuation information available to GCC, which is subject to change as such information is finalized. The excess of purchase price over the estimated fair values of the net tangible assets acquired will be treated as goodwill. Goodwill will be amortized on a straight line basis over a period of 25 years.

NOTE 4 - ADDITIONAL FINANCIAL INFORMATION

         The components of inventories were as follows:

                                                                              DECEMBER 31,        MARCH 31,
                                                                                  1997              1998
                                                                                  ----              ----
                                                                                                 (UNAUDITED)

             Raw materials..................................................   $   10,875        $  10,191
             Work in process................................................        3,295            6,265
             Finished products..............................................       21,209           21,885
             Supplies and containers........................................       10,579           11,141
                                                                               ----------        ---------
                                                                               $   45,958        $  49,482
                                                                               ==========        =========


NOTE 5 - LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                    MATURITIES     DECEMBER 31,     MARCH 31,
                                                                                      1997            1998
                                                                                      ----            ----
                                                                                                   (UNAUDITED)

         GCC Debt:
            Bank Term Loan - floating rate......................     1998-2001    $    65,217     $    60,869
            Senior Subordinated Notes - 9.25%...................       2003           100,000         100,000
            Canada Senior Notes - 9.09%.........................       1999            50,787          51,029
            $130,000 U.S. Revolving Credit
             Facility - floating rate...........................       1999            42,000         121,000
            Other Debt - floating rate..........................       2001              --             6,980
                                                                                  -----------     -----------
                 Total Debt.....................................                      258,004         339,878
                 Less:  Current Portion.........................                       17,392         138,392
                                                                                  -----------     -----------
                 Net Long-Term Debt.............................                  $   240,612     $   201,486
                                                                                  ===========     ===========

NOTE 6 - DIVIDENDS

         On March 23, 1998, the Company's Board of Directors declared a quarterly cash dividend of $.05 per share, payable April 17, 1998, to shareholders of record on April 6, 1998.

                         THE GENERAL CHEMICAL GROUP INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                      FOR THE QUARTER ENDED MARCH 31, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

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

         On March 11, 1997, the coordination judge dismissed the material claims of 1,269 of the approximately 2,750 opt-out claimants, primarily on the grounds that they had failed to comply with previous pre-trial orders. On April 8, 1997, the California Court of Appeals denied a petition for review of the dismissals filed by attorneys for the dismissed opt-out claimants, and on June 8, 1997, the California Supreme Court denied the same attorneys' petition for review of the California Court of Appeals' denial of their prior petition. On March 20, 1998, the coordination judge dismissed the material claims of an additional 167 of the opt-out claimants.

                         THE GENERAL CHEMICAL GROUP INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)

                      FOR THE QUARTER ENDED MARCH 31, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

March 31, 1998 Compared with December 31, 1997

Financial Condition

          Cash and cash equivalents were $20.5 million at March 31, 1998 as compared with $21.8 million at December 31, 1997. During the first three months of 1998 the Company generated cash flow from operating activities of $26.0 million, and used cash of $4.3 million for repayment of long-term debt and $9.6 million for capital expenditures.

          The Company had working capital of $19.4 million at March 31, 1998 as compared with $50.4 million at December 31, 1997. This decrease in working capital principally reflects the higher current portion of long-term debt, partially offset by higher other current assets. The increase in the current portion of long-term debt reflects the increase in borrowings related to the Reheis acquisition and the maturity of the Company's U.S. Revolving Credit Facility on March 31, 1999. The increase in other current assets represents an escrow deposit related to the pending acquisition of Reheis. The Company has commenced a $600 million bank financing to improve financial flexibility, simplify the capital structure and support future growth efforts. This transaction will refinance certain existing debt and provide substantial funds for new acquisitions.

Results of Operations

         Net revenues for the three month period ended March 31, 1998 increased 8 percent to $161.5 million, from $149.6 million for the comparable period in 1997. This increase is due to higher sales in both the Manufacturing and Chemical Segments. The increase in the Manufacturing Segment primarily reflects higher volumes. The increase in the Chemical Segment is due primarily to sales of Peridot Holdings, Inc. which was acquired on July 1, 1997, offset by weaker pricing of soda ash and calcium chloride.

         Gross profit for the three month period ended March 31, 1998 decreased 7 percent to $42.0 million from $45.2 million for the comparable prior year period. Gross profit as a percentage of sales decreased 4 percent to 26 percent for the three months ended March 31, 1998 versus 30 percent for the three month period ended March 31, 1997 primarily due to lower pricing of soda ash and calcium chloride and higher natural gas costs.

         Selling, general and administrative expense as a percentage of net revenues was 10 percent for the three months ended March 31, 1997 and 1998.

         Interest expense for the three month period ended March 31, 1998 was $5.6 million, which was $.3 million higher than the comparable prior year level as a result of higher outstanding debt balances.

         Interest income for the three month period ended March 31, 1998 was $.4 million, which was $.3 million lower than the comparable prior year level as a result of lower cash balances in 1998.

         The foreign currency transaction gain for the three month period ended March 31, 1998 was $.2 million versus a loss of $(.5) million for the comparable period in 1997, principally due to the impact of exchange rate fluctuations on the Company's Canadian subsidiary.

         Minority interest for the three month period ended March 31, 1998 was $4.4 million compared with $6.2 million for the three month period ended March 31,1997, reflecting lower earnings due to lower soda ash pricing of General Chemical (Soda Ash) Partners.

         Net income was $9.9 million for the three month period ended March 31, 1998, versus $11.7 million for the comparable period in 1997, for the foregoing reasons.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The following developments have occurred since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1997:

         In April of 1998, approximately 40 employees (and their respective spouses) of the Sun Company, Inc. refinery in Marcus Hook, Pennsylvania, filed lawsuits in the Court of Common Pleas, Delaware County, Pennsylvania, against the Company, alleging that sulfur dioxide (SO2 ) and sulfur trioxide (SO3) releases from the Company's Delaware Valley facility caused various respiratory and pulmonary injuries. Unspecified damages in excess of $50,000 for each plaintiff are sought. As these lawsuits have only recently been served on the Company, no investigation of the allegations has yet been performed. The Company believes that its available insurance provides adequate coverage in the event of an adverse result in this matter and that, based on currently- available information, this matter will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits:

             (11) Statement regarding computation of per share earnings.

             (27)  Financial Data Schedule

          b) No report on Form 8-K has been filed by the Company during the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE GENERAL CHEMICAL GROUP INC.
                                      (Registrant)

Date    May 12, 1998     /s/ Richard R. Russell
     -----------------       ---------------------
                             RICHARD R. RUSSELL
                             President and Chief Executive
                              Officer (Principal Executive Officer) and Director

Date    May 12, 1998     /s/ Ralph M. Passino
     ------------------      ----------------
                             RALPH M. PASSINO
                             Vice President and Chief Financial Officer
                             (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX







 EXHIBIT NO.                DESCRIPTION                        PAGE
 -----------                -----------                        ----
    11        Computation of per share earnings for the three   13
              months ended March 31, 1997 and 1998

    27        Financial Date Schedule (EDGAR filings only)      14