Form 10-Q
period 1998-06-30
GENERAL CHEMICAL GROUP INC
filed 1998-08-13
CIK 929697

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)
        X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      -----          OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

      -----     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from      to
                         Commission File Number 1-13404

                         THE GENERAL CHEMICAL GROUP INC.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                          02-0423437
    (State of other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                        Identification Number

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

The number of shares of Common Stock outstanding at June 30, 1998 was 11,198,199. The number of shares of Class B Common Stock outstanding at June 30, 1998 was 9,758,421

                         THE GENERAL CHEMICAL GROUP INC.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      INDEX

                                                                        PAGE NO.

PART I.    FINANCIAL INFORMATION:

    Item 1. Financial Statements

       Consolidated Statements of Operations - Three Months and
        Six Months Ended June 30, 1997 and 1998........................     1

       Consolidated Balance Sheets - December 31, 1997 and
        June 30, 1998..................................................     2

       Consolidated Statements of Cash Flows - Six Months
        Ended June 30, 1997 and 1998...................................     3

       Notes to the Consolidated Financial Statements..................    4-7

    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................    8-9

PART II. OTHER INFORMATION:

    Item 1.  Legal Proceedings.........................................    10

    Item 6.  Exhibits and Reports on Form 8-K..........................    11

    SIGNATURES.........................................................    12

    EXHIBIT INDEX......................................................    13

    EXHIBITS...........................................................  14-15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         THE GENERAL CHEMICAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     JUNE 30,                       JUNE 30,
                                                              --------------------           --------------------
                                                              1997            1998           1997            1998
                                                              ----            ----           ----            ----
Net revenues............................................ $    164,957   $    188,066   $    314,523  $     349,535
Cost of sales...........................................      110,315        134,973        214,679        254,407
Selling, general and administrative expense.............       15,398         17,993         30,512         33,869
                                                         ------------   ------------   ------------  -------------
Operating profit........................................       39,244         35,100         69,332         61,259
Interest expense........................................        5,093          6,807         10,350         12,397
Interest income.........................................          573            239          1,323            654
Foreign currency transaction (gains) losses.............          (32)           615            514            443
Other (income) expense, net.............................          257            270           (196)           280
                                                         ------------   ------------   ------------  -------------
Income before income taxes, minority
 interest and extraordinary item........................       34,499         27,647         59,987         48,793
Minority interest.......................................        6,121          3,691         12,342          8,127
                                                         ------------   ------------   ------------  -------------
Income before income taxes and extraordinary
 item...................................................       28,378         23,956         47,645         40,666
Income tax provision....................................       11,120          9,270         18,673         16,119
                                                         ------------   ------------   ------------  -------------
Income before extraordinary item........................      17,258          14,686         28,972         24,547
Extraordinary item - loss from extinguishment
 of debt (net of tax)...................................          --           3,661            --           3,661
                                                         ------------   ------------   ------------  -------------
          Net income ................................... $     17,258   $     11,025   $     28,972  $      20,886
                                                         ============   ============   ============  =============

EARNINGS PER COMMON SHARE:

    Income before extraordinary item.................... $        .81   $        .69   $       1.33  $        1.16
    Extraordinary item - loss on extinguishment
     of debt (net of tax)...............................          --             .17            --             .17
                                                         ------------   ------------   ------------  -------------
         Net income..................................... $        .81   $        .52   $       1.33  $         .99
                                                         ============   ============   ============  =============

EARNINGS PER COMMON SHARE - ASSUMING DILUTION:

    Income before extraordinary item.................... $        .77   $        .67   $       1.27  $        1.12
    Extraordinary item - loss from extinguishment
     of debt (net of tax)...............................          --             .17            --             .17
                                                         ------------   ------------   ------------  -------------
          Net income.................................... $        .77   $        .50   $       1.27  $         .95
                                                         ============   ============   ============  =============

Dividends declared per share............................ $        .05   $        .05   $        .10  $         .10
                                                         ============   ============   ============  =============

Weighted average common and common

 equivalent shares outstanding..........................   22,352,545     22,001,199     22,825,853     21,948,677
                                                         ============   ============   ============  =============

        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                 DECEMBER 31,      JUNE 30,
                                                                                    1997             1998
                                                                                    ----             ----
                                                                                                 (UNAUDITED)
Current Assets:
     Cash and cash equivalents................................................   $   21,753      $    38,209
     Receivables, net.........................................................      122,720          136,202
     Inventories .............................................................       45,958           60,553
     Deferred income taxes....................................................       14,145           11,531
     Other current assets.....................................................        2,370            6,256
                                                                                 ----------      -----------
          Total current assets................................................      206,946          252,751
Property, plant and equipment, net............................................      304,189          343,429
Other assets..................................................................       50,502           95,122
                                                                                 ----------      -----------
          Total assets........................................................   $  561,637      $   691,302
                                                                                 ==========      ===========


                                       LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities:
     Accounts payable.........................................................   $   61,332      $    63,111
     Accrued liabilities......................................................       73,258           74,085
     Income taxes payable.....................................................        4,576            9,265
     Current portion of long-term debt........................................       17,392           51,915
                                                                                 ----------      -----------
          Total current liabilities...........................................      156,558          198,376
Long-term debt   .............................................................      240,612          304,742
Other liabilities.............................................................      215,405          217,766
                                                                                 ----------       ----------
          Total liabilities...................................................      612,575          720,884
Minority interest.............................................................       43,301           45,511
                                                                                 ----------       ----------
Equity (deficit):
     Preferred Stock, $.01 par value; authorized:
      10,000,000 shares; none issued or outstanding...........................          --               --
     Common Stock, $.01 par value; authorized: 100,000,000 shares;
      issued:  12,558,697 shares at December 31, 1997 and
      June 30, 1998 ..........................................................          126              126
     Class B Convertible Common Stock, $.01 par value;  authorized
      40,000,000 shares; issued and outstanding:  9,758,421 shares at
      December 31, 1997 and June 30, 1998.....................................           97               97
     Capital deficit..........................................................     (183,814)        (183,279)
     Accumulated other comprehensive income...................................       (2,197)          (2,317)
     Retained earnings .......................................................      118,855          137,642
     Treasury stock, at cost:  1,362,898 and 1,360,498 shares at

      December 31, 1997 and June 30, 1998, respectively.......................      (27,306)         (27,362)
                                                                                 ----------      -----------
          Total equity (deficit)..............................................      (94,239)         (75,093)
                                                                                 ----------      -----------
          Total liabilities and equity (deficit)..............................   $  561,637      $   691,302
                                                                                 ==========      ===========


      See the accompanying notes to the consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                   ----------------------
                                                                                   1997              1998
                                                                                   ----              ----
Cash flows from operating activities:
   Net income .............................................................    $    28,972       $   20,886
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization..........................................        16,004           19,852
     Net loss on disposition of long-term assets............................           372              234
     Loss on extinguishment of debt.........................................           --             6,056
     Unrealized exchange loss...............................................           730              444
     Restricted unit plan costs.............................................           684              562
     (Increase) in receivables..............................................       (24,811)          (2,302)
     (Increase) in inventories..............................................          (272)          (5,216)
     (Decrease) in accounts payable.........................................          (182)          (9,956)
     (Decrease) in accrued liabilities......................................          (243)          (5,185)
     Increase in income taxes payable.......................................         2,688            4,896
     Increase (decrease) in other assets and liabilities, net...............         1,086              185
     Increase in minority interest..........................................         2,674            2,210
                                                                               -----------       ----------
        Net cash provided by operating activities...........................        27,702           32,666
                                                                               -----------       ----------
Cash flows from investing activities:
     Capital expenditures...................................................       (18,407)         (23,362)
     Acquisition of businesses, net of cash acquired (Note 3)*..............           --           (83,165)
     Proceeds from sales or disposals of long-term assets..................             10              136
                                                                               -----------       ----------
        Net cash (used for) investing activities...........................        (18,397)        (106,391)
                                                                               -----------       ----------
Cash flows from financing activities:
     Proceeds from long-term debt...........................................           --           383,655
     Repayment of long-term debt............................................        (8,696)        (292,273)
     Payments to acquire treasury stock.....................................       (27,160)            (284)
     Exercise of stock options..............................................           --               202
     Dividends..............................................................        (2,225)          (1,048)
                                                                               -----------       ----------
        Net cash provided by (used for) financing activities................       (38,081)          90,252
                                                                               -----------       ----------
Effect of exchange rate changes on cash.....................................           (41)             (71)
                                                                               -----------       ----------
Increase (decrease) in cash and cash equivalents...........................        (28,817)          16,456
Cash and cash equivalents at beginning of period............................        51,700           21,753
                                                                               -----------       ----------
Cash and cash equivalents at end of period..................................   $    22,883       $   38,209
                                                                               ============      ==========

Supplemental information:
     Cash paid for income taxes.............................................   $    16,739       $   11,849
                                                                               ===========       ==========
     Cash paid for interest.................................................   $    10,053       $   11,250
                                                                               ===========       ==========
*    Purchase of businesses, net of cash acquired:
      Working capital, other than cash......................................                     $   (6,574)
      Plant, property and equipment.........................................                        (36,436)
      Other assets..........................................................                        (41,582)
      Noncurrent liabilities................................................                          1,427
                                                                                                 ----------
         Net cash used to acquire businesses................................                     $  (83,165)
                                                                                                 ==========


      See the accompanying notes to the consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements include the accounts of The General Chemical Group Inc. and its subsidiaries (the "Company"). These unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The Company's financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

        In 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") which the Company adopted for both interim and fiscal years beginning after December 31, 1997. FAS 130 requires the reporting and display of comprehensive income and its components. The Company's foreign currency translation adjustments, which were previously reported as a separate component of equity, are now included in Accumulated other comprehensive income within the equity section of the Consolidated Balance Sheets. Comprehensive income for the three and six months ended June 30, 1997 was $17,279 and $28,929, respectively. Comprehensive income for the three and six months ended June 30, 1998 was $11,119 and $20,766, respectively.

        In June 1998, The Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 133, 'Accounting for Derivative Instruments and Hedging Activities' ('FAS 133'). FAS 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The Company is currently evaluating the impact FAS 133 will have on its consolidated financial statements.

        Certain prior period amounts have been reclassified to conform with current presentation.

NOTE 2 - RELATED PARTY TRANSACTIONS

Management Agreement

        The Company is party to a management agreement with Latona Associates Inc. (a management and advisory company which is controlled by a stockholder of the Company). Pursuant to the agreement, the Company was charged $2,920 and $2,961 for the six months ended June 30, 1997 and 1998, respectively, for corporate supervisory and administrative services and strategic advice and guidance. In addition, pursuant to the management agreement, during the second quarter of 1998 the Company paid Latona Associates Inc. $500 for additional services provided in connection with the acquisition of Reheis, Inc. The management agreement expires on December 31, 2004.

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

                         THE GENERAL CHEMICAL GROUP INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

        The acquisitions are being accounted for under the purchase method, and accordingly, the net assets and results of operations are included in the consolidated financial statements from the date of acquisition, based on valuation information available to the Company, which is subject to change as such information is finalized. The excess of purchase price over the estimated fair values of the tangible assets acquired is being treated as goodwill. Goodwill is being amortized on a straight line basis over a period of 25 years. The acquisitions did not have a material pro forma impact on consolidated earnings.

NOTE 4 - ADDITIONAL FINANCIAL INFORMATION

        The components of inventories were as follows:

                                                                          DECEMBER 31,       JUNE 30,
                                                                              1997             1998
                                                                              ----             ----
                                                                                            (UNAUDITED)
            Raw materials................................................  $  10,875        $  13,208
            Work in process..............................................      3,295            8,726
            Finished products............................................     21,209           27,412
            Supplies and containers......................................     10,579           11,207
                                                                           ---------        ---------
                                                                           $  45,958        $  60,553
                                                                           =========        =========

NOTE 5 - LONG-TERM DEBT

         Long-term debt consists of the following:

                                                               MATURITIES   DECEMBER 31,       JUNE 30,
                                                                                1997             1998
                                                                                ----             ----
                                                                                              (UNAUDITED)
           Bank Term Loan A - floating rate..................   2000-2004    $      --       $   100,000
           Bank Term Loan B - floating rate..................   1998-2006           --           200,000
           Bank Term Loan - floating rate....................   1998-2001         65,217             --
           Senior Subordinated Notes - 9.25%.................     2003           100,000             --
           Canada Senior Notes - 9.09%.......................     1999            50,787          49,915
           $130,000 U.S. Revolving Credit Facility -
            floating rate....................................                     42,000             --
           Other Debt - floating rate........................                        --            6,742
                                                                             -----------     -----------
               Total Debt....................................                    258,004         356,657
               Less:  Current Portion........................                     17,392          51,915
                                                                             -----------     -----------
               Net Long-Term Debt............................                $   240,612     $   304,742
                                                                             ===========     ===========

         On June 15, 1998 the Company entered into a new credit facility consisting of a $100,000 Term Loan ("Term Loan A") maturing on June 15, 2004, a $200,000 Term Loan ("Term Loan B") maturing on June 15, 2006 and a $300,000 Revolving Credit Facility maturing on June 15, 2004. The term loans and revolving credit facility bear interest at a rate equal to a spread over a reference rate chosen by the Company from various options. Term Loan A is payable in consecutive quarterly installments commencing March 31, 2000. Term Loan B is payable in consecutive quarterly installments commencing September 30, 1998. The facility is secured by a first priority security interest in all of the capital stock of the Company's domestic subsidiaries and 65 percent of the capital stock of the Company's foreign subsidiaries.

        Proceeds from the new credit facility were used to retire certain outstanding indebtedness. In connection with the retirement the Company recorded an extraordinary loss of $3,661 net of a tax benefit of $2,396, related to the early retirements.

                         THE GENERAL CHEMICAL GROUP INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)
NOTE 6 - DIVIDENDS

        On June 10, 1998, the Company's Board of Directors declared a quarterly cash dividend of $.05 per share, payable July 8, 1998, to shareholders of record on June 24, 1998.

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

        After several months of negotiation under the supervision of a settlement master, the Company and a court-approved plaintiffs' management committee executed a comprehensive settlement agreement which resolved the claims of approximately 95 percent of the claimants who filed lawsuits arising out of the July 26th incident, including the federal court cases. After a final settlement approval hearing on October 27, 1995, the coordination trial judge approved the settlement on November 22, 1995. Pursuant to the terms of the settlement agreement, the Company, with funds to be provided by its insurers pursuant to the terms of its insurance policies, has agreed to make available a maximum of $180,000 to implement the settlement. In addition, the settlement agreement provides, among other things, that while claimants may Aopt out@ of the compensatory damages portion of the settlement and pursue their own cases separate and apart from the class settlement mechanism, they have no right to opt out of the punitive damages portion of the settlement. Consequently, under the terms of the settlement, no party may seek punitive damages from the Company outside of those provided by the settlement.

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

                         THE GENERAL CHEMICAL GROUP INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

        On March 11, 1997, the coordination judge dismissed the material claims of 1,269 of the approximately 2,750 opt-out claimants, primarily on the grounds that they had failed to comply with previous pre-trial orders. On April 8, 1997, the California Court of Appeals denied a petition for review of the dismissals filed by attorneys for the dismissed opt-out claimants, and on June 8, 1997, the California Supreme Court denied the same attorneys' petition for review of the California Court of Appeals' denial of their prior petition. On March 20, 1998, the coordination judge dismissed the material claims of an additional 167 of the opt-out claimants. As of June 30, 1998, as a result of these dismissals and various settlements, there are approximately 1,000 opt-out claimants remaining.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

June 30, 1998 Compared with December 31, 1997

Financial Condition

         Cash and cash equivalents were $38.2 million at June 30, 1998 as compared with $21.8 million at December 31, 1997. During the first six months of 1998 the Company generated cash flow from operating activities of $32.7 million, and received net proceeds from debt of $91.4 million, which was used to finance acquisitions and capital expenditures of $83.2 million and $23.4 million, respectively.

         The Company had working capital of $54.4 million at June 30, 1998 as compared with $50.4 million at December 31, 1997. This increase in working capital primarily reflects higher cash, accounts receivable and inventory offset by higher current portion of long-term debt.

         During the second quarter of 1998, the Company completed a $600 million refinancing plan to improve financial flexibility, simplify the capital structure, support future growth efforts, refinance certain existing debt and provide substantial funds for new acquisitions.

         On April 1, 1998, the previously-announced acquisition of Reheis, Inc. ("Reheis") by a subsidiary of the Company was closed. Funding for this transaction was provided with existing cash and borrowings from the Company's revolving credit facility.

Results of Operations

        Net revenues for the three and six month periods ended June 30, 1998 increased 14 percent and 11 percent to $188.1 million and $349.5 million, respectively, from $165.0 million and $314.5 million for the comparable periods in 1997. This increase is due to higher sales in the Chemical and Manufacturing Segments. The increase in the Manufacturing Segment primarily reflects higher volumes. The increase in the Chemical Segment is due primarily to sales of Peridot Holdings, Inc. ("Peridot") and Reheis, Inc. which were acquired on July 1, 1997 and April 1, 1998, respectively, offset by weaker pricing for Industrial Chemicals and lower export soda ash volumes to Asia.

        Gross profit for the three month periods ended June 30, 1998 decreased 3 percent to $53.1 million from $54.6 million for the same period in 1997. Gross profit for the six month period ended June 30, 1998 decreased 5 percent to $95.1 million from $99.8 million for the same period in 1997. These decreases were primarily related to the lower pricing for Industrial Chemicals partially offset by acquisition related sales increases and higher Manufacturing Segment sales.

        Gross profit as a percentage of sales for the three months ended June 30, 1998 decreased to 28 percent from 33 percent for the same period in 1997. Gross profit as a percentage of sales for the six months ended June 30, 1998 decreased to 27 percent from 32 percent for the same period in 1997. These decreases are primarily due to the lower pricing for Industrial Chemicals.

        Selling, general and administrative expense compared with the prior year increased $2.6 million and $3.4 million, respectively, for the three and six month periods ended June 30, 1998. This increase is due primarily to the abovementioned acquisitions of Peridot and Reheis.

        Interest expense for the three and six month periods ended June 30, 1998 was $6.8 million and $12.4 million, which was $1.7 million and $2.0 million higher, respectively, than the comparable prior year levels as a result of higher outstanding debt balances.

        Interest income for the three and six month periods ended June 30, 1998 was $.2 million and $.7 million, respectively, versus $.6 million and $1.3 million for the same periods in 1997 as a result of lower average cash balances.

        The foreign currency transaction loss for the three and six month periods ended June 30, 1998 was $.6 million and $.4 million, respectively. There was no foreign currency transaction (gain) loss for the three months ended June 30, 1997. The foreign currency loss for the six months ended June 30, 1997 was $.4 million. These amounts are principally due to the impact of exchange rate fluctuations on the Company's Canadian subsidiary.

        Minority interest for the three and six month periods ended June 30, 1998 was $3.7 million and $8.1 million, respectively, versus $6.1 million and $12.3 million for the comparable periods in 1997. The decrease in both periods reflect lower earnings due to lower soda ash pricing of General Chemical (Soda
Ash) Partners.

        Net income was $11.0 million and $20.9 million for the three and six month periods ended June 30, 1998, respectively, versus $17.3 million and $29.0 million for the comparable periods in 1997, for the foregoing reasons and a $3.7 million extraordinary item related to the early extinguishment of debt recorded during the second quarter of 1998.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        The following developments have occurred with respect to this matter since the filing of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998:

        In April of 1998, approximately 40 employees (and their respective spouses) of the Sun Company, Inc. refinery in Marcus Hook, Pennsylvania, filed lawsuits in the Court of Common Pleas, Delaware County, Pennsylvania, against the Company, alleging that sulfur dioxide (SO2) and sulfur trioxide (SO3) releases from the Company's Delaware Valley facility caused various respiratory and pulmonary injuries. Unspecified damages in excess of $50,000 for each plaintiff are sought. The Company has answered the complaints and will vigorously defend itself in this matter. The Company believes that its available insurance provides adequate coverage in the event of an adverse result in this matter and that, based on currently-available information, this matter will not have a material adverse effect on the Company's financial condition or results of operations.

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

                                                 THE GENERAL CHEMICAL GROUP INC.
                                                 -------------------------------
                                                          (Registrant)

Date    July 31, 1998                            /s/ Richard R. Russell
     --------------------------                  -------------------------------
                                                     RICHARD R. RUSSELL
                                                     President and Chief Executive
                                                      Officer (Principal Executive Officer) and Director

Date    July 31, 1998                            /s/ Ralph M. Passino
     ---------------------------                     ---------------------------
                                                     RALPH M. PASSINO
                                                     Vice President and Chief Financial Officer
                                                      (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX


EXHIBIT NO.                       DESCRIPTION                               PAGE
-----------                       -----------                               ----

    11              Computation of per share earnings for the three          14
                    and six months ended June 30, 1997 and 1998

    27              Financial Date Schedule (EDGAR filings only)             15

                          STATEMENT OF DIFFERENCES
                          ------------------------

Characters normally expressed as subscript shall be expressed as baseline characters.