Form 10-Q
period 1998-09-30
GENERAL CHEMICAL GROUP INC
filed 1998-11-16
CIK 929697

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
----------           OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-----------          OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____
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

       Registrant's telephone number, including area code: (603) 929-2606

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                          Yes   X     No
                                                                -----      -----

The number of shares of Common Stock outstanding at October 31, 1998 was 11,102,899. The number of shares of Class B Common Stock outstanding at October 31, 1998 was 9,758,421

--------------------------------------------------------------------------------
================================================================================

                         THE GENERAL CHEMICAL GROUP INC.
                                    FORM 10-Q
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      INDEX

                                                                        PAGE NO.
                                                                        -------
PART I.FINANCIAL INFORMATION:
   Item 1. Financial Statements

    Consolidated Statements of Operations - Three Months and
     Nine Months Ended September 30, 1997 and 1998........................     1

    Consolidated Balance Sheets - December 31, 1997 and
     September 30, 1998...................................................     2

    Consolidated Statements of Cash Flows - Nine Months
     Ended September 30, 1997 and 1998....................................     3

    Notes to the Consolidated Financial Statements........................   4-7

   Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................  8-10

PART II. OTHER INFORMATION:

   Item 1.  Legal Proceedings.............................................    11

   Item 6.  Exhibits and Reports on Form 8-K..............................    12

   SIGNATURES............................................................     13

   EXHIBIT INDEX.........................................................     14

   EXHIBITS..............................................................  15-16


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         THE GENERAL CHEMICAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                  ------------------          ------------------
                                                  1997          1998          1997          1998
                                                  ----          ----          ----          ----
Net revenues .................................  $ 169,842     $ 175,495     $ 484,365     $ 525,030
Cost of sales ................ ...............    117,447       129,151       332,126       383,558
Selling, general and administrative expense ..     15,871        17,952        46,383        51,821
                                               ----------    ----------    ----------     ----------
Operating profit .............................     36,524        28,392       105,856        89,651
Interest expense .............................      5,711         7,029        16,061        19,426
Interest income ..............................        611           592         1,934         1,246
Foreign currency transaction losses ..........         16            86           530           529
Other (income) expense, net ..................        247           (93)           51           187
                                               ----------   -----------    ----------     ---------
Income before income taxes, minority
   interest and extraordinary item ...........     31,161        21,962        91,148         70,755
Minority interest ............................      6,459         3,639        18,801         11,766
                                               ----------    ----------    ----------     ----------
Income before income taxes and extraordinary
   item ......................................     24,702        18,323        72,347         58,989
Income tax provision .........................      9,600         6,557        28,273         22,676
                                               ----------    ----------    ----------     ----------
Income before extraordinary item..............     15,102        11,766        44,074         36,313

Extraordinary item - loss from extinguishment
   of debt (net of tax).......................         --            --             --         3,661
                                               ----------    ----------    ----------     ----------
         Net income ..........................  $  15,102     $  11,766     $  44,074      $  32,652
                                               ==========    ==========    ==========     ==========

EARNINGS PER COMMON SHARE:
   Income before extraordinary item ..........  $     .72     $     .56     $    2.04      $    1.72
   Extraordinary item - loss on
      extinguishment of debt (net of tax).....         --            --            --            .17
                                               ----------    ----------    ----------     ----------
         Net income ..........................  $     .72     $     .56     $    2.04      $    1.55
                                               ==========    ==========    ==========     ==========

EARNINGS PER COMMON SHARE - ASSUMING DILUTION:
   Income before extraordinary item ..........  $     .68     $     .54     $    1.95      $    1.65
   Extraordinary item - loss from
      extinguishment of debt (net of tax).....         --            --            --            .16
                                               ----------    ----------    ----------     ----------
         Net income ..........................  $     .68     $     .54     $    1.95      $    1.49
                                               ==========    ==========    ==========     ==========

Dividends declared per share .................  $     .05     $     .05     $     .15      $     .15
                                               ==========    ==========    ==========     ==========

Weighted average common and common
   equivalent shares outstanding ............. 22,184,199    21,876,562    22,609,761     21,979,478
                                               ==========    ==========    ==========     ==========

      See the accompanying notes to the consolidated financial statements.

                        THE GENERAL CHEMICAL GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                         DECEMBER 31,   SEPTEMBER 30,
                                                             1997            1998
                                                         ------------   -------------
                                                                         (UNAUDITED)
Current Assets:
   Cash and cash equivalents ...........................   $ 21,753       $ 47,444
   Receivables, net ....................................    122,720        125,950
   Inventories .........................................     45,958         58,775
   Deferred income taxes ...............................     14,145         11,323
   Other current assets ................................      2,370          5,907
                                                           --------       --------
      Total current assets .............................    206,946        249,399
Property, plant and equipment, net                          304,189        344,871
Other assets ...........................................     50,502         97,609
                                                           --------       --------
      Total assets......................................   $561,637       $691,879
                                                           ========       ========


                        LIABILITIES AND EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable ....................................   $ 61,332       $ 58,797
   Accrued liabilities .................................     73,258         73,300
   Income taxes payable ................................      4,576          9,058
   Current portion of long-term debt ...................     17,392         51,044
                                                           --------       --------
      Total current liabilities ........................    156,558        192,199
Long-term debt..........................................    240,612        304,044
Other liabilities ......................................    215,405        219,017
                                                           --------       --------
      Total liabilities ................................    612,575        715,260
Minority interest ......................................     43,301         44,524
                                                           --------       --------
Equity (deficit):
   Preferred Stock, $.01 par value; authorized:
      10,000,000 shares; none issued or outstanding ....         --             --
   Common Stock, $.01 par value; authorized: 100,000,000
      shares; issued:  12,558,697 shares at December 31,
      1997 and September 30, 1998 ......................        126            126
   Class B Convertible Common Stock, $.01 par value;
      authorized 40,000,000 shares; issued and
      outstanding: 9,758,421 shares at December
      31, 1997 and September 30, 1998 ..................         97             97
   Capital deficit .....................................   (183,814)      (183,010)
   Accumulated other comprehensive income ..............     (2,197)        (2,533)
   Retained earnings ...................................    118,855        148,367
   Treasury stock, at cost: 1,362,898 and 1,535,798
      shares at December 31, 1997 and September
      30, 1998, respectively ...........................    (27,306)       (30,952)
                                                           --------       --------
      Total equity (deficit) ............................   (94,239)       (67,905)
                                                           --------       --------
      Total liabilities and equity (deficit) ............  $561,637       $691,879
                                                           ========       ========

      See the accompanying notes to the consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                         --------------------
                                                                         1997            1998
                                                                         ----            ----
Cash flows from operating activities:
  Net income ......................................................    $ 44,074      $  32,652
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ...............................      24,368         30,425
      Net loss on disposition of long-term assets .................         702            250
      Loss on extinguishment of debt ..............................          --          6,056
      Unrealized exchange loss ....................................         753            898
      Restricted unit plan costs ..................................         994            843
      (Increase) decrease in receivables ..........................     (15,440)         7,168
      (Increase) decrease in inventories ..........................       3,825         (3,750)
      (Decrease) in accounts payable ..............................      (1,584)        (5,860)
      (Decrease) in accrued liabilities ...........................      (4,220)        (5,758)
      Increase in income taxes payable ............................       2,724          4,397
      (Increase) decrease in other assets and liabilities, net ....       1,255         (3,177)
      Increase in minority interest ...............................       7,191          1,223
                                                                       --------      ---------
         Net cash provided by operating activities ................      64,642         65,367
                                                                       --------      ---------
Cash flows from investing activities:
      Capital expenditures ........................................     (38,631)       (35,468)
      Proceeds from sales or disposals of long-term assets ........          34            256
      Acquisition of businesses, net of cash acquired (Note 3*) ...     (30,131)       (90,935)
                                                                       --------      ---------
         Net cash used for investing activities ...................     (68,728)      (126,147)
                                                                       --------      ---------
Cash flows from financing activities:
      Proceeds from long-term debt ................................      35,000        383,428
      Repayment of long-term debt .................................     (22,251)      (290,804)
      Payments to acquire treasury stock ..........................     (27,174)        (4,000)
      Exercise of stock options ...................................          --            314
      Dividends ...................................................      (3,273)        (2,099)
                                                                       --------      ---------
         Net cash provided by (used for) financing activities .....     (17,698)        86,839
                                                                       --------      ---------
Effect of exchange rate changes on cash ...........................        (270)          (368)
                                                                       --------      ---------
Increase (decrease) in cash and cash equivalents ..................     (22,054)        25,691
Cash and cash equivalents at beginning of period ..................      51,700         21,753
                                                                       --------      ---------
Cash and cash equivalents at end of period ........................    $ 29,646      $  47,444
                                                                       ========      =========

Supplemental information:
      Cash paid for income taxes ..................................    $ 26,944      $  16,721
                                                                       ========      =========
      Cash paid for interest ......................................    $ 14,204      $  16,830
                                                                       ========      =========

*  Purchase of businesses, net of cash acquired:
      Working capital, other than cash ............................    $  3,110     $ (14,303)
      Plant, property and equipment ...............................     (43,007)      (36,436)
      Other assets ................................................     (19,593)      (41,622)
      Noncurrent liabilities ......................................      29,359         1,426
                                                                       --------     ----------
         Net cash used to acquire businesses ......................    $(30,131)    $ (90,935)
                                                                       ========     ==========


      See the accompanying notes to the consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of The General Chemical Group Inc. and its subsidiaries (the "Company"). These unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The Company's financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     In 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") which the Company adopted for both interim and fiscal years beginning after December 31, 1997. FAS 130 requires the reporting and display of comprehensive income and its components. The Company's foreign currency translation adjustments, which were previously reported as a separate component of equity, are now included in Accumulated other comprehensive income within the equity section of the Consolidated Balance Sheets. Comprehensive income for the three and nine months ended September 30, 1997 was $14,850 and $43,779, respectively. Comprehensive income for the three and nine months ended September 30, 1998 was $11,550 and $32,316, respectively.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The Company is currently evaluating the impact FAS 133 will have on its consolidated financial statements.

     Certain prior period amounts have been reclassified to conform with current presentation.


NOTE 2 - RELATED PARTY TRANSACTIONS

Management Agreement

     The Company is party to a management agreement with Latona Associates Inc. (a management and advisory company which is controlled by a stockholder of the Company). Pursuant to the agreement, the Company was charged $4,379 and $4,442 for the nine months ended September 30, 1997 and 1998, respectively, for corporate supervisory and administrative services and strategic advice and guidance. In addition, pursuant to the management agreement, during the second quarter of 1998 the Company paid Latona Associates Inc. $500 for additional services provided in connection with the acquisition of Reheis, Inc. The management agreement expires on December 31, 2004.


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

                         THE GENERAL CHEMICAL GROUP INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

     On February 6, 1998, the Company's wholly owned subsidiary, Toledo Technologies, Inc. acquired all of the outstanding stock of Sandco Automotive Ltd. ("Sandco"), a manufacturer of engine parts for the North American automobile industry and its aftermarket. Sandco is based in Waterdown, Ontario. Funding for this transaction was provided with new borrowings.

     On April 1, 1998, the Company's wholly owned subsidiary GCC, acquired all of the outstanding stock of Reheis Inc. ("Reheis"). Reheis is headquartered in New Jersey and is the world's leading producer and supplier of the active chemical ingredients in antiperspirants and a leading supplier of the active ingredients in over-the-counter antacids, as well as a supplier of pharmaceutical intermediates and other products. Funding for this transaction was provided by existing cash and borrowings under GCC's revolving credit facility.

     The acquisitions are being accounted for under the purchase method, and accordingly, the net assets and results of operations are included in the consolidated financial statements from the date of acquisition, based on valuation information available to the Company, which is subject to change as such information is finalized. The excess of purchase price over the estimated fair values of the tangible assets acquired is being treated as goodwill. Goodwill is being amortized on a straight line basis over periods ranging from 25 to 35 years. The acquisitions did not have a material pro forma impact on consolidated earnings.


NOTE 4 - ADDITIONAL FINANCIAL INFORMATION

     The components of inventories were as follows:

                                           DECEMBER 31,  SEPTEMBER 30,
                                               1997          1998
                                               ----          ----
                                                         (UNAUDITED)
       Raw materials........................ $10,875       $13,687
       Work in process......................   3,295         8,890
       Finished products....................  21,209        25,299
       Supplies and containers..............  10,579        10,899
                                             -------       -------
                                             $45,958       $58,775
                                             =======       =======


NOTE 5 - LONG-TERM DEBT

     Long-term debt consists of the following:

                                             MATURITIES     DECEMBER 31,    SEPTEMBER 30,
                                             ----------     ------------    -------------
                                                                1997            1998
                                                                ----            ----
                                                                             (UNAUDITED)
       Bank Term Loan A - floating rate ..   2000-2004        $     --        $100,000
       Bank Term Loan B - floating rate ..   1998-2006              --         199,500
       Bank Term Loan - floating rate ....   1998-2001          65,217              --
       Senior Subordinated Notes - 9.25% .      2003           100,000              --
       Canada Senior Notes - 9.09%........      1999            50,787          49,044
       $130,000 U.S. Revolving Credit
          Facility - floating rate .......                      42,000              --
       Other Debt - floating rate ........                          --           6,544
                                                              --------        --------
          Total Debt .....................                     258,004         355,088
          Less:  Current Portion .........                      17,392          51,044
                                                              --------        --------
        Net Long-Term Debt ...............                    $240,612        $304,044
                                                              =========       ========

                         THE GENERAL CHEMICAL GROUP INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

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

     Proceeds from the new credit facility were used to retire certain outstanding indebtedness. In connection with the retirement the Company recorded an extraordinary loss of $3,661 net of a tax benefit of $2,395, related to the early retirements.


NOTE 6 - DIVIDENDS

     On September 30, 1998, the Company's Board of Directors declared a quarterly cash dividend of $.05 per share, payable October 20, 1998, to shareholders of record on October 7, 1998.


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

                         THE GENERAL CHEMICAL GROUP INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

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

     On March 11, 1997, the coordination judge dismissed the material claims of 1,269 of the approximately 2,750 opt-out claimants, primarily on the grounds that they had failed to comply with previous pre-trial orders. On April 8, 1997, the California Court of Appeals denied a petition for review of the dismissals filed by attorneys for the dismissed opt-out claimants, and on June 8, 1997, the California Supreme Court denied the same attorneys' petition for review of the California Court of Appeals' denial of their prior petition. On March 20, 1998, the coordination judge dismissed the material claims of an additional 167 of the opt-out claimants. As of September 30, 1998, as a result of these dismissals and various settlements, there are approximately 1,000 opt-out claimants remaining.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Condition

September 30, 1998 Compared with December 31, 1997

     Cash and cash equivalents were $47.4 million at September 30, 1998 compared with $21.8 million at December 31, 1997. During the first nine months of 1998 the Company generated cash flow from operating activities of $65.4 million and had net proceeds from debt of $92.6 million which was used to finance acquisitions of $90.9 million, capital expenditures of $35.5 million and purchases of treasury stock of $4.0 million.

     The Company had working capital of $57.2 million at September 30, 1998 as compared with $50.4 million at December 31, 1997. The increase in working capital was primarily a result of higher cash and the impact of the Reheis, Inc. acquisition on April 1, 1998, partially offset by higher current portion of long-term debt.

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

Results of Operations

     Net revenues for the three and nine month periods ended September 30, 1998 increased 3 percent and 8 percent to $175.5 million and $525.0 million, respectively, from $169.8 million and $484.4 million for the comparable periods in 1997. These increases were due to higher sales in the Chemical and Manufacturing Segments. The increases in the Manufacturing Segment primarily reflected higher volumes. The increases in the Chemical Segment for the three and nine month periods were due to sales of Reheis, Inc., offset by weaker pricing for Industrial Chemicals and lower export soda ash volumes to Asia. In addition, the increase for the nine month period was also related to sales of Peridot Holdings, Inc., which was acquired on July 1, 1997.

     Gross profit for the three month period ended September 30, 1998 decreased 11 percent to $46.3 million from $52.4 million for the same period in 1997. Gross profit for the nine month period ended September 30, 1998 decreased 7 percent to $141.5 million from $152.2 million for the same period in 1997. The three and nine month decreases were primarily related to the lower export soda ash volumes and the lower pricing for Industrial Chemicals partially offset by acquisition related sales increases and higher Manufacturing Segment sales.

     Gross profit as a percentage of sales for the three months ended September 30, 1998 decreased to 26 percent from 31 percent for the same period in 1997. Gross profit as a percentage of sales for the nine months ended September 30, 1998 decreased to 27 percent from 31 percent for the same period in 1997. These decreases were primarily due to the lower pricing for Industrial Chemicals and lower soda ash volumes.

     Selling, general and administrative expense compared with the prior year increased $2.1 million and $5.4 million, respectively, for the three and nine month periods ended September 30, 1998. This increase was due primarily to the abovementioned acquisition of Reheis.

     Interest expense for the three and nine month periods ended September 30, 1998 was $7.0 million and $19.4 million, which was $1.3 million and $3.4 million higher, respectively, than the comparable prior year levels as a result of higher outstanding average debt balances.

     Interest income for the nine months ended September 30, 1998 was $1.2 million which was $.7 million below the prior year level as a result of lower average cash balances. Interest income for the third quarter of 1998 was comparable with the prior year level.

     The foreign currency transaction loss for the three and nine month periods ended September 30, 1998 was $.1 million and $.5 million, respectively, which was essentially at the prior year levels.

     Minority interest for the three and nine month periods ended September 30, 1998 was $3.6 million and $11.8 million, respectively, versus $6.5 million and $18.8 million for the comparable periods in 1997. The decrease in both periods reflect lower earnings due to lower soda ash pricing and volumes of General Chemical (Soda Ash) Partners.

     Net income was $11.8 million and $32.7 million for the three and nine month periods ended September 30, 1998, respectively, versus $15.1 million and $44.1 million for the comparable periods in 1997, for the foregoing reasons and a $3.7 million extraordinary item related to the early extinguishment of debt recorded during the second quarter of 1998.

Year 2000 Readiness Disclosure

     The Company has implemented a program to assess, mitigate and remediate the potential impact of the "Year 2000" problem throughout the Company. A "Year 2000" problem will occur where date-sensitive software uses two digit year date fields, sorting the Year 2000 ("00") before the year 1999 ("99"). The Year 2000 problem can arise in hardware, software, or any other equipment or process that uses embedded software or other technology. The failure of such systems to properly recognize dates after December 31, 1999 could result in data corruption and processing errors.

     The Company completed its assessment of its Year 2000 compliance status in early 1998 and began work on its remediation program immediately thereafter. The Company's remediation program has been structured to address its information and non-information technology hardware, software, facilities and equipment (collectively, "systems"). Based on its current estimates, the Company expects to spend approximately $1.0 million to replace or reprogram existing systems and otherwise complete its Year 2000 compliance program. The Company believes that all of its material systems will be Year 2000 compliant prior to the commencement of the year 2000. In the event that the Company's material systems are not Year 2000 compliant, the Company may experience reductions or interruptions in operations which could have a material adverse effect on the Company's results of operations.

     In addition, the Company has implemented a program to determine the Year 2000 compliance status of its material vendors, suppliers, service providers and customers, and based on currently available information does not anticipate any material impact to the Company based on the failure of such third parties to be Year 2000 compliant. However, the process of evaluating the Year 2000 compliance status of material third parties is continually ongoing and, therefore, no guaranty or warranty can be made as to such third parties' future compliance status and its potential effect on the Company. The Company believes there exists a sufficient number of suppliers of raw material for its business so that if any supplier is unable to deliver raw materials due to Year 2000 problems, alternate sources will be available and that any supply interruption will not be material to the Company's operations. There can be no assurances, however, that the Company would be able to obtain all of its supply requirements from such alternate sources in a timely way or on terms comparable with those of its current suppliers. In addition, the Company relies heavily in its business on railroads and trucking companies to ship finished product to its customers as well as to transport raw materials to its manufacturing facilities. To the extent the Company is unable to ship finished product or transport raw materials as a result of such railroads' or trucking companies' failure to be Year 2000 compliant, the Company may not be able to arrange alternative and timely means to ship its goods, which could lead to an interruption or slowdown in its business. The Company is preparing for the possible use of alternative suppliers and means of transportation, possible adjustment of raw material and product inventory levels and contingencies with respect to potential energy source interruptions, all in an effort to minimize the effects, if any, of Year 2000 related interruptions or slowdowns caused by suppliers and transporters.

     The information set forth in the preceding three paragraphs constitutes a "Year 2000 Readiness Disclosure" pursuant to the Year 2000 Information and Readiness Disclosure Act. (P.L. 105-271, signed into law October 19, 1998).

Forward Looking Statements

     The preceding discussions contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the
Section 27A Securities Act of 1933. These forward-looking statements represent the Company's beliefs or expectations regarding future events. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Certain factors that might cause such a difference include: changes in the market price for soda ash, unusually warm winter weather in the northern United States and Canada, which decreases demand for calcium chloride; the overturning of the Company's settlement of certain claims relating to the Richmond Works July 26, 1993 incident; the occurrence or discovery of unexpected environmental contamination; risks and hazards relating to the manufacture and transportation of industrial and other chemicals; and increases in the cost of energy or raw materials used in the manufacture of the Company's products. The Company's results are also sensitive to general economic conditions. When used in the "Year 2000 Issue" discussion, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements with respect to the Year 2000 Issue include, without limitation, the Company's expectations as to when it will complete the modification and testing phases of its Year 2000 project plan as well as its Year 2000 contingency plans; its estimated cost of achieving Year 2000 readiness; and the Company's belief that its internal systems will be Year 2000 compliant in a timely manner. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Year 2000 problems.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The following developments have occurred with respect to this matter since the filing of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998:

     In April of 1998, approximately 40 employees (and their respective spouses) of the Sun Company, Inc. refinery in Marcus Hook, Pennsylvania, filed lawsuits in the Court of Common Pleas, Delaware County, Pennsylvania, against the Company, alleging that sulfur dioxide (SO2 ) and sulfur trioxide (SO3) releases from the Company's Delaware Valley facility caused various respiratory and pulmonary injuries. Unspecified damages in excess of $50,000 for each plaintiff are sought. The Company has answered the complaints and begun the discovery phase of the litigation, and will vigorously defend itself in this matter. The Company believes that its available insurance provides adequate coverage in the event of an adverse result in this matter and that, based on currently-available information, this matter will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     With respect to the Milwaukee cryptosporidium litigation discussed in the Company's Annual Report on Form 10-K for the period ending December 31, 1997, on September 17, 1998, the court preliminarily approved a class action settlement with Sara Lee Corporation ("Sara Lee"), whereby Sara Lee would pay to the plaintiffs $250,000 to cover certain expenses related to the litigation. A final approval hearing is scheduled for December 17, 1998. The remaining parties in the litigation, including the Company, are continuing in the discovery phase of the litigation.

     By letter dated March 22, 1990 from the Environmental Protection Agency (the "EPA"), the Company received a Notice of Potential Liability pursuant to
Section 107(a) of CERCLA with respect to a site located in Front Royal, Virginia (the "Avtex Site"), owned at the time by Avtex Fibers Front Royal, Inc. ("Avtex"), which has since filed for bankruptcy. A sulfuric acid plant adjacent to the main Avtex Site was previously owned and operated by the Company (the "acid plant"). The letter requested that the Company perform certain activities at the acid plant including providing site security, preventing discharges, removing certain specific residue and sludges from two storage vessels and the transfer line to the main Avtex facility and determining the extent of contamination at the site, if any. In April 1991, the Company submitted a draft work plan with respect to the acid plant including each of the activities requested by the EPA discussed above. The Company provided for the estimated costs of $1.6 million for these activities in its accrual for environmental liabilities. The EPA never responded to this work plan, nor requested that an initial investigation and feasibility study for the acid plant be performed. There had been very limited contact by the EPA with the Company since 1993, as the EPA has been focused on remediation activities at the main Avtex site. On September 30, 1998, EPA issued an administrative order under Section 106 of CERCLA (the "Order") which requires the Company, AlliedSignal, Inc. and Avtex to undertake certain removal actions at the acid plant. On October 19, 1998, the Company delivered to EPA written notice of its intention to comply with the Order, subject to numerous defenses. The requirements of the Order, which include preparation of a study to determine the extent of any contamination at the site, is substantially similar to the voluntary action proposed by the Company to the EPA in 1991. The Company is working cooperatively with EPA with respect to compliance with the Order and believes that such compliance will not have a material effect on the Company's financial condition or results of operations.

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

                                          THE GENERAL CHEMICAL GROUP INC.
                                          -------------------------------
                                                   (Registrant)

Date  November 11, 1998         /s/ Richard R. Russell
                                    ------------------------------------------
                                    RICHARD R. RUSSELL
                                    President and Chief Executive Officer
                                    (Principal Executive Officer) and Director

Date  November 11, 1998         /s/ Ralph M. Passino
                                    ------------------------------------------
                                    RALPH M. PASSINO
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.          Description                                            Page
-----------          -----------                                            ----
    11               Computation of per share earnings for the               15
                     three and nine months ended September 30,
                     1997 and 1998

    27               Financial Date Schedule (EDGAR filings only)            16