Form 10-K405
period 1998-12-31
GENERAL CHEMICAL GROUP INC
filed 1999-03-15
CIK 929697

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                           ---------------------------
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

     X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---               OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

    ---           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM [X] TO [ ]
                         COMMISSION FILE NUMBER 1-13404
                           ---------------------------
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

       Registrant's telephone number, including area code: (603) 929-2606
                           ---------------------------

           Securities registered pursuant to Section 12(b) of the Act

                                                     Name of each exchange
            Title of each class                        on which registered
            -------------------                      -----------------------
    Common Stock, par value $.01 per share          New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                  None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and is not contained in the definitive information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate value of the voting stock held by non-affiliates of the registrant as of March 1, 1999, was approximately $312,567,195.

      The number of outstanding shares of the Registrant's Common Stock as of March 1, 1999 was 11,079,392 shares of Common Stock, $.01 par value per share.

      The number of outstanding shares of the Registrant's Class B Common Stock as of March 1, 1999 was 9,758,421 shares of Class B Common Stock, $.01 par value per share.

                      Documents Incorporated by Reference:

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 1999 are incorporated by reference into
Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I

Item 1.  Business

General

         The General Chemical Group Inc. (the "Company or General Chemical Group"), which has a history dating back to 1899, is a diversified manufacturing company with manufacturing facilities located in the United States, Canada and Ireland. Through its Industrial Chemicals Segment, the Company is a leading producer of soda ash and calcium chloride in North America. Through its Performance Products Segment, the Company is a leading producer of sodium and ammonia salts, sulfites, nitrites, aluminum-based chemical products, printing plates and refinery and chemical regeneration services to a broad range of industrial and municipal customers. Through its Manufacturing Segment, the Company manufactures precision and highly engineered metal products to the automotive and industrial markets, and provides vehicle testing services, tooling design and preproduction components and dies primarily for the automotive industry.

         The Company was organized in 1988 as a Delaware corporation. The Company's principal operating subsidiaries were transferred in 1986 by AlliedSignal, Inc. ("AlliedSignal") to a predecessor of the Company, at which time new operating management was installed. On May 15, 1996, the Company and a then principal stockholder completed an initial public offering of Common Stock.

         For certain information concerning the Company's revenue, operating profit and identifiable assets attributable to each of the Company's segments, geographic areas and the amount of export revenues in the aggregate to which such revenues were made, see Note 13 of Notes to the Consolidated Financial Statements.

GenTek Inc. Spinoff

         The Company announced plans to separate its Performance Products and Manufacturing Segments from its Industrial Chemicals Segment through a spinoff (the "Spinoff"). The Company proposes to accomplish the Spinoff by transferring the Performance Products and Manufacturing Segments to its subsidiary, GenTek Inc. ("GenTek"), and distributing the stock of GenTek to shareholders of General Chemical Group. After the Spinoff, the Company and GenTek would be separate, independent companies. The Company would own and operate the Industrial Chemicals Segment, and GenTek would own and operate the Performance Products Segment and the Manufacturing Segment. As a result, the Company's activities and operations will be significantly different following the Spinoff. Certain members of the Board of Directors of the Company will resign and be elected as directors of GenTek as of the Spinoff. In addition, the senior management of GenTek will include the effective officers of General Chemical Group currently responsible for the GenTek Business.

         The Company currently anticipates that the consummation of the Spinoff will occur in the second quarter of 1999. The Spinoff, however, is subject to a number of conditions, including, among other things, (i) the receipt of a favorable private letter ruling from the Internal Revenue Service concerning the tax-free nature of the Spinoff, (ii) appropriate equity and debt market conditions for the Spinoff, (iii) various regulatory approvals, (iv) closing under new financing facilities for each of GenTek and the Company and the application of a portion of their proceeds to repay debt of the Company, and (v) approval by the Board of the Company of the final terms of the Spinoff, including the formal declaration of a dividend to the Company's shareholders.

Acquisitions

         On February 23, 1999, the Company completed its previously-announced acquisition of Defiance, Inc. ("Defiance"), which is headquartered in Cleveland, Ohio, in a transaction that valued Defiance's equity at approximately $57 million. Defiance manufactures specialty antifriction bearings and provides vehicle testing services, tooling design and preproduction dies and components primarily for the automotive industry. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         On March 1, 1999, the Company announced a cash tender offer of CDN $9.25 per share for all of the outstanding shares of Noma Industries Limited ("Noma"). Noma, which is based in Toronto, Canada, is a leading manufacturer of insulated copper wire and related products for the automotive, appliance and electronic component industries. This transaction is valued at approximately U.S. $220 million and will be funded with existing cash and new borrowings.

Industrial Chemicals Segment

          The Industrial Chemicals Segment produces natural soda ash through General Chemical (Soda Ash) Partners ("GCSAP"), a partnership of which General Chemical Group owns a 51 percent equity interest and is the managing partner. The other partners of GCSAP are subsidiaries of ACI International Limited, recently acquired by Owens-Illinois, Inc. ("Owens-Illinois") and TOSOH Corporation ("TOSOH"). The Industrial Chemicals Business, through GCSAP, produces natural soda ash by refining mined trona deposits at its plant in Green River, Wyoming. The Green River basin, where all but one of the U.S. producers of natural soda ash are located, contains the largest known, economically recoverable trona deposits in the world.

          The Industrial Chemicals Segment also produces synthetic soda ash and calcium chloride using the Solvay process at its plant in Amherstburg, Ontario. The Solvay process produces low-density light soda ash, which is preferred in certain detergent and chemical processes. This production process, which is energy and labor intensive, is considerably more costly than refining natural soda ash. The Amherstburg plant remains profitable due to its operating efficiency, the successful marketing of the co-product calcium chloride and its proximity to major Canadian and eastern U.S. markets.

          The Industrial Chemicals Segment has an estimated 23 percent share of the North American soda ash market, achieved principally as a result of the operating efficiency of its facilities, the low-cost production of natural soda ash at the Green River basin, its distribution capabilities resulting from its extensive storage and distribution networks, experienced sales force and extensive network of specialty distributors, and the favorable freight cost of transporting product from its Amherstburg operation to the Canadian and eastern U.S. soda ash markets.

          Over the past two years, the worldwide demand for soda ash has declined due to the economic crisis in Asia, resulting in lower prices. The Company believes that, as a leading and efficient producer of soda ash, it can capitalize on future increases in the worldwide demand for soda ash. In addition, the increasingly global nature of the industry has resulted in the consolidation of soda ash producers in the last five years, a trend that Management believes it will be able to capitalize on in the future.

Markets for Soda Ash and Calcium Chloride

          The Industrial Chemicals Segment's product lines consist of soda ash and calcium chloride. Soda ash is used for glass production, sodium-based chemicals, detergents, pulp and paper, water treatment and numerous other applications. Calcium chloride is used for dust control and roadbed stabilization during the summer, melting ice during the winter and industrial applications in markets such as newsprint recycling, oil field services, cement and food processing.

Soda Ash

          Total industry production of soda ash in the U.S. and Canada during 1998 was approximately 11.7 million tons with U.S. producers estimated to have exported approximately 4.0 million tons. The total annual world market for soda ash currently is estimated at 34 million tons. Almost all of the soda ash produced outside the United States is synthetic soda ash, which involves significantly higher production costs than the natural process used in the United States.

          The following table sets forth the 1998 end-market breakdown, by volume, for soda ash produced in the United States(1):


                Glass production..............................................  31%
                Chemicals.....................................................  17
                Detergents....................................................   7
                Pulp and paper, water treatment and other.....................  10
                Exports.......................................................  35

                -------------
                (1)   Developed from industry sources.

           Glass Production. Approximately one-half of the domestic soda ash industry demand is attributable to glass production. The glass production market is comprised of manufacturers of bottles and other containers, commercial, residential and automobile windows, mirrors, fiberglass, television tubes, lighting ware, tableware, glassware and laboratory ware.

           Within the glass sector, container glass is the major end use and comprises the majority of current demand. Historically, domestic consumption of soda ash in the glass container industry has been adversely affected by the increasing use of cullet (broken, recycled glass) and competition from aluminum containers and plastic containers made of polyethylene terephthalate ("PET") and polyethylene napathalate ("PEN"). Although management believes that the use of plastic containers and cullet will continue to negatively impact the growth in demand for soda ash, this trend has slowed over the last several years. Management believes that, since the rate of recycling has leveled off, there should be reduced growth in use of cullet. As most of the conversions from glass to plastic containers have taken place, management expects that the market erosion of glass versus plastic will decelerate. Although there is a risk that additional alternative packaging technologies may emerge and thereby take further market share from glass containers, management believes that the continued growth of specialty uses for glass containers will substantially offset any such decline. For example, the continued growth of microbrew specialty beers should provide additional opportunities for producers of glass containers.

         Chemicals. Sales of soda ash into the sodium-based chemicals market represent approximately one-fourth of domestic consumption. The chemical industry uses soda ash as a source of sodium ions and as a fluxing agent where it is mainly used in the production of sodium bicarbonate, sodium phosphates, sodium silicates and chrome chemicals. Many of these products ultimately find use in higher growth, specialty applications in the beverage, coatings, food and personal care sectors.

         Detergents. In the detergent market, soda ash is used as a component of powdered detergents. This market represents approximately one-eighth of domestic soda ash consumption. Soda ash is often the prime alkali used to make phosphates and silicates for dry detergent applications. Due to product reformulation by select customers, the Company has seen an increasing demand for the low-density (or "light" soda ash) product that is only produced in North America by the Company at its Amherstburg plant. Light soda ash is preferred in some markets such as detergents due to its lower bulk density, higher absorption rates and faster rates of reaction.

         Pulp and Paper and Water Treatment. Additional markets for soda ash include pulp and paper and water treatment. In the pulp and paper market, soda ash supplies the sodium ion required in the pulping of wood fiber. In the water treatment market, soda ash can be used to control pH levels and also provides the sodium ion needed for water softening. In this market, soda ash competes with caustic soda, which is manufactured as a co-product with chlorine. Due to strong demand for chlorine in recent years, caustic soda has been oversupplied and its prices have fallen. In the past year, however, chlorine demand has begun to slow, which in the past has resulted in higher caustic soda prices.

        Exports. Because in the U.S. soda ash is produced naturally, the U.S. producers have significantly lower costs than non U.S. producers who produce soda ash using the synthetic process. This production cost differential is great enough that U.S. producers can compete effectively in overseas markets with synthetically produced overseas products, despite the freight costs for the U.S. produced soda ash.

         Due to the low-cost position of the U.S. soda ash producers, U.S. exports of soda ash have more than doubled since 1987, increasing from 2.2 million tons in 1987 to 4.6 million tons in 1997 before declining to approximately 4.0 million tons in 1998 due principally to the Asian economic crisis. Management expects, however, that in the future U.S. producers will continue to capitalize on both the growth in world markets and the closure of older, uneconomical synthetic soda ash plants outside of North America. In this regard, since 1993, nine producers have announced the closure of fourteen plants outside of North America with an aggregate capacity of 2.9 million tons of soda ash.

         In spite of the breadth of export markets, U.S. producers' shipments into the Western European market during 1998 totaled only 0.3 million tons, after peaking at more than 0.6 million tons in 1992, while total Western European demand for soda ash is estimated at 7.0 million tons annually. The lower exports are attributable to the stronger U.S. dollar, more aggressive pricing by local producers and the leveling of provisional antidumping duties by the European Commission against five of the six U.S. soda ash producers, including The General Chemical Group. The provisional antidumping duties were removed in November 1997, which should permit U.S. producers to be more competitive in shipping soda ash into Western Europe.

         GCSAP, along with the other five U.S. producers of natural soda ash, is a member of American Natural Soda Ash Corporation ("ANSAC"), a soda ash export cooperative organized in 1984 pursuant to an exemption from U.S. antitrust laws provided under the Webb-Pommerene Act. Through ANSAC, the six U.S. producers export soda ash to all parts of the world except Canada and Western Europe. Each individual member's allocation of ANSAC volume is based on the member's total nameplate capacity, with any member's expansion phased in over a multi-year period for allocation purposes. ANSAC is the exclusive distributor of the soda ash exports of its members. However, members can distribute soda ash directly to their affiliates in other countries, but only for those affiliates' own consumption. Certain countries, however, have from time to time considered limiting or prohibiting sales of products through export cooperatives such as ANSAC on grounds that they are anticompetitive, though management is not currently aware of any pending or threatened activity in this regard that would be material to the results of operations or financial condition of the Company.

Calcium Chloride

         In addition to soda ash, the Company produces calcium chloride which is sold predominantly into the highway and road maintenance and the oil field services markets. Calcium chloride, a co-product of the synthetic soda ash process utilized by the Industrial Chemicals Segment's Amherstburg plant, is used primarily on Canada's extensive network of unpaved roads for dust control and roadbed stabilization during the summer and on U.S. highways and roads for melting ice during the winter. Other applications include retail ice control, concrete additives, water treatment, newsprint recycling and food processing.

         The Company's major growth opportunities in calcium chloride include roadbed stabilization and dust control markets in Latin America and distillate-drying and oil field services applications in both the domestic and export markets and road stabilization in the U.S.

Soda Ash Pricing and Capacity Utilization

         The Industrial Chemicals Segment's principal product is soda ash, and the profitability of its operations is affected by the market price of soda ash more than any other factor. The price of soda ash has fluctuated in recent years and is affected by numerous factors beyond the Company's control, such as increases in industry capacity, decreases in demand for soda ash in either the U.S. or the export market (or its end-use products such as glass, sodium-based chemicals and detergents) and the change in price and/or availability of substitute products. U.S. domestic demand for soda ash has been subject to fluctuations based on, among other factors, general economic conditions, particularly due to the use of soda ash for glass production by the cyclical construction and automotive industries.

         Management believes that export growth, the closure of additional synthetic soda ash facilities outside North America, new customer applications for soda ash and customer utilization of soda ash in place of caustic soda (soda ash can be used as a substitute for caustic soda in pulp and paper and certain other chemical applications) will increase demand for U.S. soda ash thus increasing industry utilization rates and soda ash prices, although there can be no assurances that this will take place.

Capacity Utilization

         Historically, the price of soda ash has fluctuated on the rate of industry capacity utilization by U.S. producers. In general, over time, profitability increases and decreases with concomitant increases and decreases in the industry utilization rate. For the past ten years, estimated realizable capacity utilization has ranged from a high of 99 percent in 1989 to a low of 86 percent in 1998.

         The soda ash industry was destabilized in 1982, when a new producer entered the market by starting up a one million-ton-per-year plant at a time when the economy was depressed, glass manufacturers were consolidating facilities and the export market was still being developed. This combination of events resulted in industry soda ash prices decreasing from an average of $91 per ton in 1981 to $65 per ton in 1986.

         From 1986 to 1991, industry soda ash prices recovered to $84 per ton, mainly due to the surge in exports. From 1991, soda ash prices declined to a low of $70 per ton in 1994 because of a number of capacity expansions before again increasing to $83 per ton in 1996 on the continued growth of exports. Since 1996, industry soda ash prices have fallen to an estimated $73 per ton, primarily due to expansions totaling 1.2 million tons brought onstream in late 1996, including a 700,000 ton expansion by FMC Corporation and a 300,000 ton expansion by Solvay Minerals, combined with the reduced export demand resulting from the Asian crisis. For 1999, management expects industry soda ash prices to approximate $69 per ton.

         The following chart indicates the average industry price of soda ash per ton and U.S. capacity utilized during the period from 1981 to 1998.


                                                                       Average Price       U.S. Capacity
                  Year                                                  Per Ton (1)       Utilization (2)
                  ----                                                  -----------       ---------------
                  1981...............................................      $91                  84%
                  1982...............................................       88                  74
                  1983...............................................       77                  80
                  1984...............................................       67                  80
                  1985...............................................       68                  80
                  1986...............................................       65                  84
                  1987...............................................       67                  89
                  1988...............................................       67                  97
                  1989...............................................       77                  99
                  1990...............................................       83                  97
                  1991...............................................       84                  95
                  1992...............................................       81                  92
                  1993...............................................       74                  86
                  1994...............................................       70                  89
                  1995...............................................       74                  94
                  1996...............................................       83                  89
                  1997...............................................       77                  93
                  1998...............................................       75                  86

-------------
(1) Based on data from the U.S. Geological Survey (not adjusted for inflation), FOB production facility.

(2) Based on announced capacity (as reported by the U.S. Geological Survey) adjusted to 95 percent which management believes better approximates onstream capacity.

Capacity Expansions

          Since 1982, no new natural soda ash plants have been built in North America. During this period, capacity expansion in the United States has been achieved by expansion of existing facilities and improved operating efficiencies with such new natural soda ash capacity generally being offset by the closure of older, uneconomical synthetic soda ash plants outside the United States. Recently, however, American Soda, LLP, a joint venture between American Alkali and the Williams Company, has announced its intention to solution mine nahcolite reserves in White River, Colorado, for processing into soda ash and sodium bicarbonate. The reported capacity of soda ash production at this facility, if constructed, has been estimated by its management to be one million tons per year. While there can be no assurance that this plant will not proceed, its construction is contingent upon obtaining all of the necessary regulatory approvals and permits and mineral leases.

         Regarding existing soda ash producers, in late 1998, Oriental Chemical completed an 800,000 ton expansion of its Green River facility. Upon completion of the expansion, due to current soda ash market conditions Oriental Chemical "mothballed" 900,000 tons of previously constructed capacity at the facility. Separately, management believes that in the future, Oriental Chemical may also close its 350,000 ton synthetic soda ash facility in Korea, although there can be no assurances that this will take place. In addition, Solvay Minerals announced the delay of its previously planned 400,000 ton U.S. expansion, originally scheduled for completion in late 1998, until the fourth quarter of 2001.

Competition

         The highly competitive worldwide soda ash industry is comprised of a number of domestic and international producers, some of which have significantly greater production capacity than General Chemical Group. Solvay S.A., with operations in the U.S. and internationally, is the world's single largest producer of soda ash with total estimated capacity of approximately nine million tons. If completed, the pending acquistion of Tg Soda Ash, by FMC Corporation will increase FMC's total capacity to more than 4.8 million tons. The General Chemical Group, FMC Corporation, Oriental Chemical Co. and Solvay Minerals all have joint venture partners.

         The Industrial Chemical Segment's North American soda ash competitors are listed below:

                                                   1998 Annual
                                                Nameplate Capacity
Owner/Managing Partner        Location               in Tons              Partner(s)

The General Chemical Group....Wyoming                2,800         ACI (25%)(1), TOSOH (24%)
                              Amherstburg              500
                                                  --------
                                                     3,300
FMC Corporation...............Wyoming                3,550         Sumitomo (10%), Nippon Sheet Glass (10%)
Oriental Chemical Co. (2).....Wyoming                2,200         Union Pacific Resources Corp. (49%)
Solvay Minerals, Inc..........Wyoming                2,300         Asahi Glass (20%)
IMC Global (3).............California                1,500
Tg Soda Ash, Inc. (4).........Wyoming                1,300
                                                  --------
    Total U.S. and Canadian
      Capacity                                      14,150

-------------
(1) Acquired by Owens-Illinois in April 1998.
(2) Excludes 900,000 tons of mothballed capacity. See "--Capacity Expansion" above.
(3) Currently held by IMC Global through its wholly-owned subsidiary, North American Chemical Company. In December 1998, IMC Global announced that it intends to sell 60% of North American Chemical Company and certain non-U.S. soda ash production facilities to Mincorp LLC.
(4) Currently, 100% owned by Elf Aquitaine S.A. In January 1999, FMC Corporation announced that it had signed a letter of intent for the purchase of Tg Soda Ash, Inc.



         Due to the low-cost position of soda ash production at the Green River basin and increasing worldwide demand for soda ash, both international customers and producers have been making substantial investments in the Green River facilities. In May 1992, Solvay Minerals, a subsidiary of Solvay S.A., the world's largest producer of soda ash with synthetic capacity in excess of 5.0 million tons, purchased an 80 percent interest in the 2.0 million-ton Green River facility previously owned by Tenneco Inc. In 1995, Sumitomo Corporation and Nippon Sheet Glass collectively purchased a 20 percent stake in the FMC Corporation's facility. Finally, in 1996, Oriental Chemical Co., a diversified Korean chemical producer, purchased Rhone-Poulenc's 51 percent interest in its soda ash facility.

         More recently, in December 1998, Mincorp LLC, a holding company formed by Citigroup Venture Capital, agreed to purchase 60 percent of North American Chemical Company, which operates a soda ash production facility in California, from IMC Global. Citigroup Venture Capital also owns Brunner Mond, a United Kingdom-based manufacturer of soda ash with additional operations in Magadi, Kenya. In January 1999, FMC Corporation, the largest Wyoming producer of soda ash, announced that it has signed a letter of intent to purchase another Wyoming producer, Tg Soda Ash, Inc.

         The Industrial Chemicals Segment also competes with a number of non-U.S. soda ash producers, including: Brunner Mond, Solvay, Pernice (owned by IMC Global) and various Eastern European and Asian producers.

         Regarding calcium chloride, the Industrial Chemicals Segment, with 450,000 tons of capacity, is the largest producer of calcium chloride in Canada. Its major competitors are Dow Chemical, Ambar and Tetra Technologies in the U.S., and Dow Chemical and local producers in Canada. In the U.S., the Company is the third largest distributor of calcium chloride behind Dow Chemical and Tetra Technologies. It is estimated that Dow Chemical has 700,000 tons of capacity. The next largest U.S. producer is Tetra Technologies, which operates four plants with estimated total capacity of 350,000 tons. In addition, Ambar Inc., an oil services company, purchased an existing salt evaporation facility in Michigan for conversion to calcium chloride production. During 1997, the facility came onstream with announced capacity of 250,000 tons, although management believes some portion of this production will be used by Ambar for internal consumption in its oil service business in the Gulf Coast region. Management believes its long standing reputation and service, strategic location, size and extent of its storage and distribution facilities and use of its sales force and specialty distributors will allow it to maintain its leading market share positions in the highway and road maintenance market, although no assurances can be given that this will occur.

Reserves and Control of Resources

         The Company mines trona ore under leases with the United States government, the State of Wyoming and the Union Pacific Resources Corporation. The Company's trona reserves and mines are located in the Green River, Wyoming area. In the Green River basin, the Green River formation was deposited in a lake that began in the early Eocene geologic period (approximately 35 million years ago) as a large body of fresh water, shrank in size and became saline, expanded and then became fresh water again. In general, the sediments deposited during the saline phase of this lake, which included the trona deposits, are called the Wilkins Peak Member, and the overlying and underlying fresh water deposits are called the Laney Shale Member and Tipton Shale Member, respectively.

         The Wilkins Peak Member contains at least 42 beds of trona in an area of about 1,300 square miles, at depths ranging from about 400 feet to 3,500 feet. The major beds, those that are known to exceed 4 feet in thickness and to underlie at least 100 square miles, are numbered 1 through 25, beginning with the bottommost beds. One bed, No. 17, is currently being mined at the Company's Green River facility at a depth of about 1,600 feet. The underground mine is accessible by one service and personnel shaft, one production shaft and three ventilation shafts. The trona deposits are mined through continuous mining and bore mining techniques which use machines to rip the ore from the seam. Both methods use the room and pillar technique mine plan.

         Surface operations include facilities for crushing, calcining, dissolving, classifying, clarifying, crystallizing, drying (conversion of monohydrate to anhydrous), storing and loading.

         The Company's estimated proven reserves within bed No. 17, which it is currently mining, consist of approximately 85 million tons of extractable ore. At the 1998 operating rate of 2.3 million tons of soda ash per year (4.2 million tons of trona ore), there is approximately a 21-year supply within bed No. 17. For the three years ended December 31, 1997, annual production of trona ore averaged approximately 4.2 million tons. In addition, the Company's estimated recoverable reserves contain three other major minable trona beds containing approximately 324 million tons of extractable ore. These beds, which may require significant capital to access, will provide more than 79 years of added reserves based on current operating rates.

         At the Company's synthetic soda ash plant in Amherstburg, Ontario, Canada, the Company uses salt and limestone as its raw materials. Based on current production levels the Company has approximately 28 years of salt reserves. Limestone reserves owned by the Company total approximately 15 years, with an option on an additional six years of reserves. However, the Company is not currently utilizing its limestone reserves and is instead purchasing all of its limestone requirements under a long-term contract with a major limestone producer due to the economic benefit of using purchased limestone.

General Chemical (Soda Ash) Partners

         Since 1986, the Green River plant has been owned by GCSAP, a partnership of which General Chemical Group, through its subsidiary, has been the managing partner and owned a 51 percent equity interest. In connection with the Spinoff, General Chemical Group will substitute General Chemical Industrial Products Inc. as the managing partner of GCSAP and the holder of its 51 percent interest in the partnership. The Andover Group, Inc., a wholly owned subsidiary of ACI International Limited, owns a 25 percent equity interest, and TOSOH Wyoming, Inc., a subsidiary of TOSOH, owns a 24 percent equity interest. ACI International Limited, a major world producer of container glass and a customer of GCSAP, was acquired in April 1998 by Owens-Illinois, a worldwide producer of packaging materials. Management believes that Owens-Illinois and ACI International Limited as a combined entity will be one of the largest single purchasers of soda ash with annual domestic and international requirements of approximately 2.0 million tons. GCSAP and ANSAC are significant suppliers of soda ash to Owens-Illinois and ACI International Limited. TOSOH is a leading Japanese chemical company whose operations previously included a 300,000 ton synthetic soda ash facility in Nanyo, Japan. In 1997, TOSOH closed its synthetic soda ash facility and began purchasing soda ash through ANSAC.

         There are no material restrictions on the distribution of funds from GCSAP to General Chemical Group and available cash is distributed quarterly to the three partners in accordance with their ownership percentages. The partnership-related agreements include prohibitions against the transfer by the current partners of their equity interests (either directly or through the sale of the subsidiary holding the partnership interest) or withdrawal from the partnership without the consent of the other partners. These provisions also provide put and call options in respect of any proposed sale to protect the other partners.

         The Company does not have any single customer accounting for over 10 percent of its sales. However, a few customers account for a significant portion of soda ash sales by the Company, such as Church & Dwight, which has a joint venture with GCSAP relating to the refining of trona in Green River, the Owens-Illinois group, which now includes ACI International Limited, a 25 percent partner in GCSAP, and Ball-Foster, a major glass producer.

         The Company sells calcium chloride to a broad range of industrial and municipal customers.

         Sales of soda ash are generally not seasonal, except for sales to the glass container industry, which increase significantly in the summer due to stronger beverage demand. Sales of calcium chloride are concentrated in late spring and summer for dust control.

         Due to the nature of the Industrial Chemicals Business, there are no significant backlogs.

Performance Products Segment

Products and Services

         Through its Performance Products Segment, the Company provides a broad range of value-added products and services to four principal market segments:
Pharmaceutical and Personal Care, Environmental, Technology and Chemical Processing. Its principal products include antiperspirant and antacid active ingredients, water treatment chemicals, specialty agrichemicals, advanced lithographic printing plates and related pressroom chemicals, ultra-high-purity electronic chemicals, and a range of chemical intermediates used in photographic, pulp and paper and other applications. The Company also provides "closed loop" sulfuric acid regeneration services, which significantly reduce the waste streams generated by certain refineries and chemical plants.

         The Company's activities in each of its principal market segments are discussed below.

         Pharmaceutical and Personal Care. The Company is a leading supplier of the active chemical ingredients used in the manufacture of over-the-counter ("OTC") antacids and antiperspirants, and also supplies active ingredients used in prescription pharmaceuticals, nutritional supplements, nutraceuticals, veterinary health products and personal care products. Its product line includes aluminum and zirconium complexes for use in antiperspirants; aluminum hydroxide and magnesium hydroxide blends used in OTC antacids for acid-neutralization; high-purity aluminum hydroxide for use as veterinary and human vaccine adjuvants; potassium chloride used in electrolyte replacement medications and intravenous solutions; sodium nitrite used as a reactant in the production of artificial sweeteners; and pharmaceutical-grade sulfuric acid used in the production of vitamin C tablets.

         The Company maintains leadership positions in many of its pharmaceutical and personal care products. In the market for antiperspirant active ingredients, for example, management believes it has a leading market share and its research and development group works closely with its customers in the development of their antiperspirant products. Recent new product introductions have included nonresidue-forming antiperspirant actives designed for the growing clear stick/gel antiperspirant market and a line of antiperspirant active ingredients designed to appeal to European consumer preferences.

         Environmental. The Company supplies a broad range of products and services designed to address the important environmental issues confronting the company's customers. These value-added products and services provide cleaner-burning gasoline and cleaner drinking water; restore algae-infested lakes; reduce damaging phosphorous runoff from agricultural operations; and significantly reduce industrial waste streams.

         The Company's water treatment products consist primarily of aluminum sulfate ("alum"), polymer-based enhanced coagulants, and sodium and ammonia salts and sulfites. With a network of 34 plants strategically located throughout the United States and Canada, it is the largest North American producer of alum, which is used as a flocculent (a polymer-based material used for settling and/or separating solids from liquids) and coagulant in potable water and waste water treatment applications.

         With the assistance of its Technical Center in Syracuse, New York, the Company recently introduced Al+Clear, an agrichemical product for the poultry market. When applied to the litter in poultry houses, Al+Clear not only improves sanitation and productivity, but also benefits the environment by aiding in the control of phosphorous runoff. Phosphorous runoff from agricultural activities has been linked to contamination in lakes, rivers, streams and other water bodies.

         In the environmental market, the Company also provides sulfuric acid regeneration services to the refining and chemical industries, and markets pollution abatement and sulfur recovery services to selected refinery customers. Refineries use sulfuric acid as a catalyst in the production of alkylate, a gasoline blending component with favorable performance and environmental properties. The alkylation process contaminates and dilutes the sulfuric acid. The Company transports the contaminated acid back to the company's facilities for recycling and redelivers the fresh, recycled acid back to customers. This "loop" process offers customers significant savings versus alternative disposal methods and also benefits the environment by significantly reducing refineries' waste streams. Similar regeneration services are provided to manufacturers of ion exchange resins and silicone polymers. The Company is expanding its pollution abatement services of treating and removing other waste streams generated by refineries, including hydrogen sulfide and sulfur dioxide.

         Technology. In the technology market, the Company provides computer-to-plate ("CTP") technology and bimetal lithographic printing plates for high-quality commercial printing applications, as well as ultra-high-purity electronic chemicals for the semiconductor industry.

         A Company subsidiary, Printing Developments Inc. ("PDI"), recently introduced its Prisma(TM) CTP technology which allows printers to transfer computer images directly to digitally imageable printing plates, thereby eliminating intermediate film processing and reducing labor and material costs. PDI's proprietary bimetal plating system provides sharper color reproduction, greater durability and superior on-press economics relative to the polymer plates offered by other industry participants.

         The Company's electronic chemicals include ultra-high-purity acids, caustics and etchants for use in the manufacture of semiconductor processing chips. The Company produces ultra-high-purity sulfuric acid with impurities measured in the parts-per-trillion range, and recently became the exclusive U.S. licensee for the manufacture and sale of Spinetch(TM) etchants, a proprietary product line developed by Merck KgaA of Germany.

         Chemical Processing. The Company manufactures a broad range of products that serve as chemical intermediates in the production of such everyday products as newspapers, tires, paints, dyes and carpets. The company is a leading producer of alum and polymer-based enhanced coagulants used in paper manufacturing to impart water resistance. The Company's sodium and ammonia sulfites are commonly used to produce fixing and developing solutions for conventional film and x-ray processing. Sodium nitrite, of which the Company is one of only two North American producers, is primarily used as a reactant in the manufacture of dyes, pigments and rubber processing chemicals. Additional chemical intermediate products include potassium fluoride and fluoborate derivatives sold into the metal treatment, agrichemical, surfactant and analytical reagent markets. The Company also produces sulfuric acid, which is used in the manufacturing of titanium pigments, fertilizers, synthetic fibers, steel, petroleum and paper, as well as many other products.

Availability of Resources

         The Company's competitive cost position and high-quality products are in part attributable to its control of certain raw materials that serve as the feedstocks for many of its other products. For its sulfuric acid regeneration business, the Company has the ability to manufacture sulfur dioxide and sulfuric acid relatively inexpensively. Sulfur dioxide is a major raw material in the manufacture of many of the Company's sodium salts and sulfites, and sulfuric acid is an important raw material in the manufacture of aluminum sulfate as well as in the manufacture of ultra-high-purity electronic chemicals. Consequently, major raw material purchases are limited primarily to sulfuric acid where it is uneconomical for the Company to supply itself due to distribution costs, soda ash (for the manufacture of sodium salts, sulfites and nitrites), bauxite and hydrate (for the manufacture of alum), sulfur (for the manufacture of sulfuric acid), and aluminum (for the manufacture of printing plates). The Company has the ability to purchase these raw materials from a number of suppliers and believes that these raw materials will be available in sufficient supply on a competitive basis for the foreseeable future.

Competition

         Although the Performance Products Segment generally has significant market shares in the product areas in which it competes, most of its end markets are extremely competitive. The Company's major competitors are typically segregated by end markets and include international, regional and, in some cases, small independent producers. The Company's ability to compete effectively depends on its ability to maintain competitive prices and to provide reliable and responsible service to its customers. The Company believes that, with certain products which have relatively higher freight costs, the proximity of the Company's production facility to the end market user is a key factor in being price competitive. In general, raising prices has been difficult over the past several years and will likely continue to be so in the near future.

         In the pharmaceuticals and personal care market, the Company competes primarily with Giulini, Barcroft and Summit, which produce active ingredients used in antacid and antiperspirants production. The Company's competitors for its environmental market products and services include the refineries that perform their own sulfuric acid regeneration, as well as DuPont, Marsulex, Arch, PVS and Rhodia, which also have sulfuric acid regeneration facilities that are generally located near their major customers. In addition, the Company competes with Geo Specialty Chemicals, U.S. Aluminates and other small market participants for water treatment services. Competitors in the technology market include Kodak-Polychrome and Fuji, which also provide printing-related products. With regard to electronic chemicals, the Company's principal competitors are Ashland and Arch. Competitors in the chemical processing market include BASF, Calabrian, U.S. Salt, Kerley, Rhodia and Solvay S.A.

Sales and Distribution

         The Company employs over 100 experienced sales, marketing, distribution and customer service personnel in its Performance Products Segment. The sales force is divided into a general group and specialized groups which focus on specific products, end users and geographic regions, thereby providing the Company with insight into industry trends and creating opportunities for product development.

         The sales force markets products and services both directly to end users and indirectly through independent distributors. Generally, sulfuric acid regeneration services are only sold directly to end users, often pursuant to long-term contracts. In addition, the Company contracts with an extensive network of independent distributors both in the United States and internationally. Distributors typically promote a full line or focused range of products to a larger market or to a market focused on specific end users or regions. The Performance Products Segment's sales contracts with its end users and distributors are usually for one to three-year periods.

Customers; Seasonality; Backlogs

         The Performance Products Segment does not have any single customer, or a small number of customers, which if lost would have a material adverse affect on the Company. The business of the Performance Products Segment is generally not seasonal. Due to the nature of the Performance Products Segment's business, there are no significant backlogs.

Manufacturing Segment

         The Company's Manufacturing Segment produces stamped and machined metal components and specialty antifriction bearings for use in automotive and industrial markets as well as fluid transport and handling equipment for the automotive service market and for industrial applications. In addition, the Manufacturing Segment provides vehicle testing services, tooling design and preproduction dies and components for the automotive industry. Upon completion of the Noma acquisition, the Company, through Noma, will be a leading manufacturer of insulated copper wire and related products for the automotive, appliance and electronics component market.

Automotive

         The Company's stamped and machined engine components improve engine efficiency by reducing engine friction and component mass. These components are used in the increasingly popular single and double overhead cam (OHC) engines automakers are installing in cars, light trucks and sport utility vehicles (such as Ford Expedition and F-150, Lincoln Navigator and DaimlerChrysler Minivan). The increased use of these OHC engines has resulted in significant volume growth through market share gains, as vehicle manufacturers have been able to obtain better fuel economy and higher horsepower using OHC engines. Management believes that this OHC trend is projected to continue. Additionally, the Company has participated in the automakers' conversion of traditional overhead valve engines to reduced-friction valve train components (using bearings) to obtain some of the efficiency of OHC engines. The Company's products compare favorably with other technologies by providing comparable performance characteristics at a lower delivered cost. This reduced cost is a function of lower raw material cost as well as lower machining cost. In addition, these products have received increased acceptance as automakers strive to reduce vehicle weight and improve performance at a reasonable cost.

         On February 23, 1999, the Company completed its previously-announced acquisition of Defiance, Inc. ("Defiance"), which is headquartered in Cleveland, Ohio. Defiance manufactures specialty antifriction bearings and provides vehicle testing services, tooling design and preproduction dies and components primarily for the automotive industry. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Defiance's bearings are used primarily in the valve trains of automotive and truck engines. In addition, Defiance manufactures production-intent prototype metal parts which are used by its customers for prototype and short production runs of automotive systems.

         Defiance's testing and tooling services group provides computer-aided design, engineering and simulation services for automotive structural and mechanical systems. Defiance provides services on a wide range of systems from single sub systems, such as chassis, suspensions, seats and seating assemblies, to entire vehicles. Defiance's engineering and simulation services provide customers with finite element modeling, kinematics, crash and variation simulation analyses, experimental dynamics and vehicle development programs, and allows its customers to test their automotive products for durability, stress, noise, vibration and environmental considerations.

Industrial

         The Manufacturing Segment's fluid transport and handling equipment is used in the automotive service industry (by customers such as Jiffy Lube and automotive service bays in tire stores and auto dealerships) as well as in the machine tool industry (primarily for delivering cutting fluids to the cutting surface in metal-cutting equipment manufactured by such companies as Bridgeport, Mori Seiki and

Cincinnati Milicron). The Manufacturing Segment's long history and in-depth applications knowledge has resulted in the design and production of quality products with a solid reputation among end users and systems integrators. The Manufacturing Segment also produces stamped and machined metal products and components for a wide range of industrial applications, such as machine cranks, hose reels, metal fasteners and components for bulldozer treads.

         On March 1, 1999, the Company announced a cash tender offer for all of the outstanding shares of Noma Industries Limited. Noma, which is based in Toronto, Canada, is a leading manufacturer of insulated copper wire and related products for the automotive, appliance and electronic component industries.

         Noma's products include wire harnesses, ignition cables, molded parts, electro-mechanical assemblies, engine block heaters, battery blankets, power cords, small and major appliance harnesses, electrical switches and a wide array of single-and-multi-conduction wire and cable products. With state-of-the-art production facilities in Canada, the United States and Mexico, Noma has fully integrated manufacturing capabilities and offers a wide range of technical capabilities.

Suppliers; Customers

         The Company purchases its major raw materials from a number of suppliers and believes that these raw materials will be available in sufficient supply on a competitive basis for the foreseeable future. In addition, management believes that alternative sources are available to fulfill the Company's major raw material requirements.

         The Company deals primarily with the automotive industry, including DaimlerChrysler, Ford and General Motors. The loss of any one of these customers would not have a material adverse impact on the operating results or financial condition of the Company.

Seasonality; Backlogs; Competition

         The Manufacturing Segment's business is generally not seasonal. Due to the nature of the Manufacturing Segment, there are no significant backlogs. The Company competes with other automotive engine component manufacturers based on a number of factors including design and engineering capabilities, quality, delivery terms and price. Competitors include Eaton, Hitchiner, INA, Ingersoll-Rand and captive OEMs.

Patents, Trademarks and Licenses

         The Company has certain patents, trademarks and licenses, none of which are material to the business.

Environmental Matters

         Regulation. The Company's various manufacturing operations, which have been conducted at a number of facilities for many years, are subject to numerous laws and regulations relating to the protection of human health and the environment in the U.S., Canada and Ireland. The Company believes that it is in substantial compliance with such laws and regulations. However, as a result of its operations, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. These include several currently pending administrative proceedings concerning alleged environmental violations at the Company's facilities. Based on information available at this time with respect to potential liability involving these facilities, the Company believes that any such liability will not have a material adverse affect on its financial condition or results of operations. However, modifications of existing laws and regulations or the adoption of new laws and regulations in the future, particularly with respect to environmental and safety standards, or discovery of any additional or unknown environmental contamination, if any, could require capital expenditures which may be material or otherwise adversely impact the Company's operations.

         Accruals/Insurance. The Company's accruals for environmental liabilities are recorded based on current interpretation of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Accruals for environmental matters were $16.2 million and $20.1 million at December 31, 1997 and 1998, respectively. The Company maintains a comprehensive insurance program, including customary comprehensive general liability insurance for bodily injury and property damage caused by various activities and occurrences and significant excess coverage to insure against catastrophic occurrences. However, it does not maintain any insurance other than as described above for potential liabilities related specifically to remediation of existing or future environmental contamination, if any. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters."

         The Company has an established program to ensure that its facilities comply with environmental laws and regulations. Expenditures made pursuant to this program approximated $13.4 million in 1998 (of which approximately $1.6 million represented capital expenditures and approximately $11.8 million related to ongoing operations and the management and remediation of potential environmental contamination relating to prior operations). Expenditures for 1997 approximated $11.2 million (of which approximately $4.4 million represented capital expenditures and approximately $6.8 million related to ongoing operations and the management and remediation of potential environmental contamination relating to prior operations). The Company expects a similar level of environmental compliance expenditures in 1999; however, should environmental laws and regulations affecting the Company's operations become more stringent, the Company's costs for environmental compliance could increase above such level.

         Additionally, the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA"), as amended, and similar state Superfund statutes have been construed as imposing joint and several liability on present and former owners and operators of contaminated sites and transporters and generators of hazardous substances for remediation of contaminated properties regardless of fault. The Company has received written notice from the Environmental Protection Agency (the "EPA") that it has been identified as a potentially responsible party ("PRP") under CERCLA at four Superfund sites. The Company does not believe that its liability, if any, arising from these sites will be material to its results of operations or financial condition. In addition, Congress continues to consider the reauthorization of and modifications to CERCLA. Because Congress has not yet acted with respect to CERCLA, the Company does not have sufficient information to ascertain the impact any change might have on the Company's potential liabilities, if any.

         Pending Proceedings. At any time, the Company potentially may be involved in proceedings with various regulatory authorities which could require the Company to pay fines and penalties relating to violations of environmental laws and regulations at its sites, or to remediate contamination at some of these sites, to comply with applicable standards or other requirements, or to incur capital expenditures to add or change certain pollution control equipment or processes at its sites. Again, although the amount of any liability that could arise with respect to these matters cannot be accurately predicted, it is the opinion of management that the ultimate resolution of these matters will have no material adverse affect on the Company's operations or financial condition. The following information addresses those matters of which the Company is presently aware.

         Avtex Site at Front Royal, Virginia. On March 22, 1990, the EPA issued to the Company a Notice of Potential Liability pursuant to Section 107(a) of CERCLA (the "Notice") with respect to a site located in Front Royal, Virginia (the "Avtex Site"), owned at the time by Avtex Fibers Front Royal, Inc., which has filed for bankruptcy. A sulfuric acid plant adjacent to the main Avtex Site was previously owned and operated by the Company. On September 30, 1998, the EPA issued an administrative order under Section 106 of CERCLA (the "Order"), which requires the Company, AlliedSignal, Inc. and Avtex to undertake certain removal actions at the acid plant. On October 19, 1998, the Company delivered to the EPA written notice of its intention to comply with the Order, subject to numerous defenses. The requirements of the Order include preparation of a study to determine the extent of any contamination at the acid plant site. The Company has provided for the estimated costs of $1.6 million for these activities in its accrual for environmental liabilities relating to the Order. The Company is working cooperatively with the EPA with respect to compliance with the Order and believes that such compliance will not have a material affect on the Company's results of operations or financial condition.

Employees/Labor Relations

         As of December 31, 1998, the Company, other than Defiance, had 2,799 employees, 1,028 of whom were full-time salaried employees, 1,475 were full-time hourly employees covered under 27 different union contracts and 296 were hourly employees working in nonunion facilities. In addition, at December 31, 1998, Defiance had 368 employees, 259 of whom were hourly employees, represented by one union.

         The Company's 27 union contracts have durations which vary from two to four years. Since 1986, the Company has been involved in 135 labor negotiations, only five of which have resulted in work disruptions. During these disruptions, management has operated the plants and supplied customers without interruption until the labor disruptions were settled and new contracts were agreed upon. In this respect, several contracts covering employees including the contracts at the Green River, Wyoming, and Amherstburg, Ontario, facilities will be up for renewal during 1999.

Executive Officers and Key Employees

         Set forth below is information with respect to each of the Company's executive officers and/or key employees.

         An asterisk (*) denotes Executive Officers of the Company's General Chemical Corporation ("General Chemical") subsidiary.

         Richard R. Russell, 56, President, Chief Executive Officer and Director of the Company, has held such positions since 1994. Mr. Russell is also the President and Chief Executive Officer and a Director of General Chemical, positions he has held since 1986.

         * DeLyle W. Bloomquist, 40, Vice President and General
Manager-Industrial Chemicals of General Chemical since 1996. Between 1995 and 1996, Mr. Bloomquist had been the Director of the Company's Corporate Distribution Department. Between 1993 and 1995, Mr. Bloomquist served as Controller-Industrial Chemicals.

         * Michael R. Herman, 36, Vice President and General Counsel of General Chemical since 1997. Between 1995 and 1997, Mr. Herman had been Deputy General Counsel. Between 1992 and 1995, Mr. Herman served as Associate General Counsel.

         William C. Keightley, 45, has been Vice President, Finance and Chief Financial Officer of the Company since March 1999. Mr. Keightley served as Vice President, Finance of Waste Management, Inc. from June 1997 to December 1998, and was Vice President, Finance of Wheelabrator Technologies Inc. ("WTI") from May 1996 to June 1997. From prior to 1994 until May 1996, Mr. Keightley served as Chief Financial Officer of a subsidiary of Waste Management.

         * Bodo B. Klink, 61, Vice President, Business Development and Services of General Chemical since 1996. Mr. Klink was Vice President of Marketing between 1993 and 1996. Mr. Klink had been General Manager-Water Treatment Chemicals from 1991 to 1993.

         Ralph M. Passino, 47, has been Vice President and General Manager - Manufacturing Group of the Company since March 1999. Mr. Passino served as Vice President and Chief Financial Officer of the Company from 1994 to March 1999. Since 1986, Mr. Passino has been Chief Financial Officer and Vice President of Administration of General Chemical, and has been a Director of General Chemical since 1994.

         * James N. Tanis, 54, Vice President and General Manager-Derivative Products and Services of General Chemical. Mr. Tanis has held this position since 1987.

         * James A. Wilkinson, 57, Vice President of Manufacturing of General Chemical. Mr. Wilkinson has held this position since 1986.

Item 2.  Properties

         In conducting its operations, the Company uses properties having offices, storage facilities or manufacturing facilities at approximately 115 locations throughout the United States, Canada, Ireland and the Philippines. Approximately 50 of these properties are leased while the remainder are owned by the Company. The leased properties are occupied under rental agreements having terms ranging up to six years and under month-to-month tenancies. The Company's headquarters is located in Hampton, New Hampshire.

         The locations and uses of major properties of the Company are as follows:

                                                    Location                                Use
                                                    --------                                ---

United States

  Industrial Chemicals Segment               Green River, Wyoming                Trona Mine and
                                                                                 Manufacturing Facility
  Performance Products Segment               Pittsburg, California               Manufacturing Facility
                                             Richmond, California                Manufacturing Facility
                                             North Claymont, Delaware            Manufacturing Facility,
                                                                                  Offices and Warehouse
                                             Augusta, Georgia                    Manufacturing Facility
                                             East St. Louis, Illinois            Manufacturing Facility
                                             Berkeley Heights, New Jersey        Manufacturing Facility
                                             Newark, New Jersey                  Manufacturing Facility
                                             Solvay, New York                    Manufacturing Facility
                                             Marcus Hook, Pennsylvania           Manufacturing Facility,
                                                                                  Offices and Warehouse
                                             Midlothian, Texas                   Manufacturing Facility
                                             Anacortes, Washington               Manufacturing Facility
                                             Racine, Wisconsin                   Manufacturing Facility
                                                                                  and Offices

  Manufacturing Segment                  *   Livonia, Michigan                   Manufacturing Facility
                                         *   Westland, Michigan                  Manufacturing Facility
                                                                                  and Offices
                                             Weaverville, North Carolina         Manufacturing Facility,
                                                                                  Offices and Warehouse
                                             Defiance, Ohio                      Manufacturing Facility
                                             Perrysburg, Ohio                    Manufacturing Facility
                                                                                  and Offices
                                             Toledo, Ohio                        Manufacturing Facility
                                         *   Upper Sandusky, Ohio                Manufacturing Facility
  Corporate                              *   Hampton, New Hampshire              Offices
                                         *   Parsippany, New Jersey              Offices

Canada

  Industrial Products Segment                Amherstburg, Ontario                Manufacturing Facility and
                                                                                  Undeveloped Lots
                                         *   Mississauga, Ontario                Offices
  Performance Products Segment               Valleyfield, Quebec                 Manufacturing Facility
  Manufacturing Segment                      Waterdown, Ontario                  Manufacturing Facility
                                                                                  and Offices

Ireland

  Performance Products Segment               Dublin, Ireland                     Manufacturing Facility

------------------
  *  Leased

         Noma, which is being acquired by the Company and will be part of its Manufacturing Segment, is headquarted in Willowdale, Ontario, Canada. It operates eleven manufacturing facilities in Ontario, Canada, the United States and Mexico.

Item 3.  Legal Proceedings

         General. The Company is involved in claims, litigation administrative proceedings and investigations of various types, including the Milwaukee and Delaware Valley litigation discussed below and certain environmental proceedings previously discussed. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, the opinion of management based upon currently-available information is that any such liability not covered by insurance will have no material adverse affect on the Company's results of operations or financial condition.

         Milwaukee Litigation. In March 1993, an outbreak of cryptosporidia occurred in the public water supply of the City of Milwaukee. As a result of that incident, several lawsuits have been filed with the Milwaukee County Circuit Court against one or more of the City of Milwaukee, its Department of Public Works, Sara Lee Corporation ("Sara Lee"), E.D. Wesley Co., Peck Foods Corporation, certain hotels, numerous insurance companies, several municipalities and General Chemical Group. The principal allegations against General Chemical Group are that a water treatment chemical sold to the City of Milwaukee by General Chemical Group should have removed certain bacteria contained in the water supply and failed to do so and that General Chemical Group consulted with the City concerning the water purification.

         One of the suits (Markwiese, et al. v. Peck Foods Corporation, et al. filed in 1993) had been certified, prior to the service of a complaint against General Chemical Group, as a class action in favor of all persons who sustained damage as a result of the wrongful acts of the various defendants. An appeal of this class certification was filed by General Chemical Group and the City of Milwaukee, and in a March 13, 1998 hearing, a new trial judge ruled from the bench that this matter shall not proceed as a class action. If this matter proceeds to trial, it is possible that lawyers for the plaintiffs could appeal this ruling after conclusion of the trial. In addition to the Markwiese action, several other lawsuits have since been filed by the same lead attorneys in the Circuit Court of Milwaukee County against the same basic group of defendants. In total, General Chemical Group believes the total number of individual plaintiffs in all suits filed to date is approximately 700. The unspecified damages sought by these various complaints is alleged to be "far in excess of $1.0 million dollars" for personal injury, economic loss, emotional distress, pain and suffering, medical expenses and punitive damages.

         On September 17, 1998, the court preliminarily approved a class action settlement with Sara Lee, whereby Sara Lee would pay to the plaintiffs $250,000 to cover certain expenses related to the litigation. Final approval of the settlement was granted by the court on December 17, 1998. The remaining parties in the litigation, including General Chemical Group, are continuing in the discovery phase of the litigation.

         General Chemical Group has denied all material allegations of the complaints and will continue to defend these lawsuits vigorously. Management further believes that the Company's available insurance should provide adequate coverage in the event of an adverse result in this matter, and that this matter will not have a material adverse affect on the Company's results of operations or financial condition.

         Delaware Valley Litigation. In April 1998, approximately 40 employees (and their respective spouses) of the Sun Company, Inc. refinery in Marcus Hook, Pennsylvania, filed lawsuits in the Court of Common Pleas, Delaware County, Pennsylvania, against General Chemical Group, alleging that sulfur dioxide and sulfur trioxide releases from the Company's Delaware Valley facility caused various respiratory and pulmonary injuries. Unspecified damages in excess of $50,000 for each plaintiff are sought. General Chemical Group has answered the complaints, and the litigation has entered the discovery phase. The Company has denied all material allegations of the complaints and will vigorously defend itself in this matter. Management further believes that the Company's current accruals and available insurance should provide adequate coverage in the event of an adverse result in this matter and that, based on currently-available information, this matter will not have a material adverse affect on the Company's results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

         No items were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1998.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

         The Company's Common Stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "GCG." The following table shows the high and low recorded sales prices of the Company's Common Stock, as reported by the NYSE for each of the quarterly periods listed:

Year Ended December 31, 1997

                                                                           High           Low
                                                                           ----           ---
              First Quarter........................................... $   24.00     $   20.25
              Second Quarter..........................................     26.75         21.88
              Third Quarter...........................................     33.38         23.00
              Fourth Quarter..........................................     33.06         25.00

Year Ended December 31, 1998

              First Quarter........................................... $   30.75     $   25.00
              Second Quarter..........................................     29.00         21.08
              Third Quarter...........................................     28.75         17.38
              Fourth Quarter..........................................     18.50         13.19

         As of March 1, 1999, there were 171 stockholders of record of the Company's Common Stock and 4 stockholders of record of the Company's Class B Common Stock.

Dividends

         During 1997 and 1998 General Chemical Group paid a regular quarterly cash dividend of $.05 per share of Common Stock.

Item 6.  Selected Financial Data

         The following selected consolidated financial data of the Company has been derived from and should be read in conjunction with the Company's Consolidated Financial Statements.


                                                                                      Years Ended December 31,
                                                          -------------------------------------------------------------------
                                                          1994          1995            1996             1997            1998
                                                          ----          ----            ----             ----            ----
                                                                        (Dollars in thousands, except per share data)
Statement of Operations:
    Net revenues...................................  $   525,912   $   550,871     $   623,659      $   652,977     $   700,063
    Cost of sales..................................      361,637       387,255         422,633          451,442         523,639(7)
                                                     -----------   -----------     -----------      -----------     -----------
    Gross profit...................................      164,275       163,616         201,026          201,535         176,424
    Selling, general and administrative expense....       66,034(1)     56,619          71,810           64,443          82,206(8)
                                                     -----------   -----------     -----------      -----------     -----------
    Operating profit...............................       98,241       106,997         129,216(6)       137,092          94,218
    Minority interest..............................       16,957        19,458          31,635           24,253          16,666
    Interest income................................        2,487         2,937           2,433            2,504           2,095
    Foreign currency transaction (gains) losses....        4,004        (1,382)           (169)             627           1,076
    Other expense..................................           63           735             704              454             844
                                                     -----------   -----------     -----------      -----------     -----------
    Income before interest, income taxes and
     extraordinary item ...........................       79,704        91,123          99,479(6)       114,262          77,727
    Interest expense...............................       33,006        26,704          23,748           21,602          26,371
                                                     -----------   -----------     -----------      -----------     -----------
    Income before income taxes and
     extraordinary item............................       46,698        64,419          75,731(6)        92,660          51,356
    Income tax provision...........................       18,393        43,326 (2)      29,123           36,345             (12)(9)
                                                     -----------   -----------     -----------      -----------     -----------
    Income before extraordinary item ..............       28,305        21,093 (2)      46,608(6)        56,315          51,368
    Extraordinary item-loss from extinguishment
     of debt (net of tax)..........................        8,203           --              --               --            3,661
                                                     -----------   -----------     -----------      -----------     -----------
    Net income.....................................  $    20,102   $    21,093 (2) $    46,608(6)   $    56,315     $    47,707
Per Share:
    Income before extraordinary item - basic.......  $      1.43   $      1.07 (2) $      2.19(6)   $      2.63     $      2.44
    Income before extraordinary item - diluted.....         1.43          1.07 (2)        2.13(6)          2.50            2.35
    Net income - basic.............................         1.02          1.07 (2)        2.19(6)          2.63            2.27
    Net income - diluted...........................         1.02          1.07 (2)        2.13(6)          2.50            2.18
    Dividends......................................          .70          1.00             .13              .20             .20
    Weighted average number of shares
     outstanding - basic...........................   19,736,842    19,736,842      21,317,657       21,424,401      21,048,240
    Weighted average number of shares
     outstanding - diluted.........................   19,736,842    19,736,842      21,898,548       22,502,642      21,855,644
Other Data:
    Capital expenditures...........................  $    28,503   $    34,093     $    54,165      $   56,671      $    52,235
    Depreciation and amortization (3)..............       25,062        27,095          28,619           32,454          39,510
Balance Sheet Data (at end of period):
    Cash, cash equivalents and short-term
     investments...................................  $    28,701   $    19,025     $    51,700      $    21,753     $    62,437
    Adjusted working capital (4)...................        4,471        12,484          23,847           46,027          45,549
    Total assets...................................      433,627       431,325         485,137          561,637         704,935
    Long-term debt (5).............................      304,750       291,495         234,609          258,004         357,531
    Total equity (deficit).........................     (216,831)     (215,336)       (119,753)         (94,239)        (54,696)

--------------
(1) Includes a one-time charge of $9.0 million ($5.4 million after tax) due to litigation related to an accident at one of the Company's manufacturing facilities.
(2) The Company recorded a nonrecurring charge to income tax expense of $17.1 million ($.87 per share) for all years prior to 1995 related to Internal Revenue Service (the "IRS") examinations.
(3) Consolidated depreciation and amortization excluding amortization of deferred financing costs.
(4) Adjusted working capital consists of total current assets (excluding cash and short-term investments) less total current liabilities (excluding the current portion of long-term debt).

(5) Includes the current portion of long-term debt.
(6) Includes a one-time charge of $12.5 million ($7.6 million after tax or $.34 per share) due primarily to awards made under the Restricted Unit Plan, reflecting the portion earned under prior equity programs.
(7) Includes a one-time charge of $12.9 million ($7.8 million after tax or $.36 per share) primarily due to an asset impairment writedown for two of the Company's manufacturing facilities.
(8) Includes incremental accruals of $11.3 million ($6.8 million after tax or $.31 per share) principally related to litigation and environmental spending.
(9) Includes a nonrecurring gain of $19.5 million ($.89 per share) related to an income tax settlement. See Note 5 of Notes to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The General Chemical Group Inc., is a diversified manufacturing company with manufacturing facilities located in the United States, Canada and Ireland. Through its Industrial Chemical Segment, the Company is a leading producer of soda ash and calcium chloride in North America. Through its Performance Products Segment the Company is a leading producer of sodium and ammonia salts, sulfites, nitrites, aluminum-based chemical products, printing plates and refinery and chemical regeneration services to a broad range of industrial and municipal customers. Through its Manufacturing Segment, the Company manufactures precision and highly engineered metal products to the automotive and industrial markets, and provides vehicle testing services, tooling design and preproduction components and dies primarily for the automotive industry. Within the Performance Products Segment, on July 1, 1997, the Company acquired all of the outstanding stock of Peridot Holdings, Inc. ("Peridot"), a leading manufacturer and supplier of sulfuric acid and water treatment chemicals. Peridot was merged into GCC on April 1, 1998. On April 1, 1998, the Company acquired all of the outstanding stock of Reheis Inc. ("Reheis"). Reheis is a leading producer and supplier of the active chemical ingredients in antiperspirants and over-the-counter antacids, as well as a supplier of pharmaceutical intermediates and other products. Within the Manufacturing Segment, on February 6, 1998, the Company acquired all of the outstanding stock of Sandco Automotive Ltd. ("Sandco"), a Waterdown, Ontario manufacturer of engine components for the North American automobile industry and its aftermarket. Funding for these transactions was provided with available cash and bank borrowings. These acquisitions were accounted for under the purchase method. In February 1999 the Company completed its acquisition of Defiance, Inc., a leading manufacturer of specialty and antifriction bearings and provider of vehicle testing services, tooling design and preproduction dies and components primarily for the automotive industry. This transaction valued the equity of Defiance at approximately $57 million. It operates manufacturing facilities in Defiance and Upper Sandusky, Ohio and other production and testing facilities in the Detroit, Michigan area. See Note 4 of Notes to the Consolidated Financial Statements.

         On March 1, 1999, the Company announced a cash tender offer of CDN $9.25 per share for all of the outstanding shares of Noma Industries Limited ("Noma"). Noma, which is based in Toronto, Canada, is a leading manufacturer of electrical wiring and related components for the automotive, appliance and electronics industries. This transaction is valued at approximately U.S. $220 million and will be funded with existing cash and new borrowings.

         This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the respective notes thereto included in
Item 8.

Results of Operations

         The following table sets forth certain income statement data for each of the three years in the period ended December 31, 1998 (dollars in millions).

                                                                       Years Ended December 31,
                                                   -------------------------------------------------------------
                                                          1996               1997                  1998
                                                   ----------------   -----------------    ---------------------
Net revenues.....................................  $ 623.7      100%   $ 653.0      100%    $ 700.1       100%
Cost of sales....................................    422.6       68      451.4       69       523.6(2)     75
                                                   -------     ----      -------   ----      --------     ----
Gross profit.....................................    201.1       32      201.6       31       176.4        25
Selling, general and administrative expense......     71.8(1)    12       64.4       10        82.2(3)     12
                                                   -------     ----      -------   ----      --------     ----
Operating profit.................................    129.2       20      137.1       21        94.2        13
Interest expense.................................     23.7        4       21.6        3        26.4         4
Interest income..................................      2.4       --        2.5       --         2.1        --
Foreign currency transaction (gains)/losses......      (.2)      --         .6       --         1.1        --
Other expense, net...............................       .8       --         .4       --          .8        --
Minority interest................................     31.6        5       24.3        4        16.7         2
                                                   -------      ---      -------   ----      --------    ----
Income before income taxes ......................     75.7       12       92.7       14        51.4         7
Income tax provision.............................     29.1        5       36.4        6          --(4)     --
                                                   -------      ---      -------   ----      -------     ----
Income before extraordinary item.................     46.6        7       56.3        9        51.4         7
Extraordinary item - loss from
 extinguishment of debt (net of tax).............      --        --         --       --         3.7        --
                                                   -------     ----    --------    ----      --------    ----
Net income.......................................  $  46.6       7%    $  56.3        9%     $ 47.7         7%
                                                   ========    ====    ========    ====      ========    ====

Note:  May not add due to rounding.

----------------
(1) Includes a one-time charge of $12.5 million ($7.6 million after-tax or $.34 per share) due primarily to awards made under the Restricted Unit Plan, reflecting the portion earned under prior equity programs.
(2) Includes a one-time charge of $12.9 million ($7.8 million after tax or $.36 per share) primarily due to an asset impairment writedown for two of the Company's manufacturing facilities.
(3) Includes incremental accruals of $11.3 million ($6.8 million after tax or $.31 per share) principally related to litigation and environmental spending.
(4) Includes a nonrecurring gain of $19.5 million ($.89 per share) related to an income tax settlement.


1998 Compared with 1997

         Net revenues were $700.1 million for 1998, an increase of 7 percent over the prior year level, principally due to higher Performance Products and Manufacturing Segment sales partially offset by lower Industrial Chemical Segment sales. The increase in the Performance Products Segment sales includes the acquisition of Reheis Inc. and Peridot Holdings, Inc. partially offset by lower volumes and pricing in the Electronics and Fine Chemicals product lines. The increase in the Manufacturing Segment sales primarily reflects higher unit volumes. The decline in Industrial Chemicals sales is the result of weaker pricing and lower export soda ash volumes to Asia.

         Gross profit of $176.4 million was $25.2 million below the prior year level principally due to the abovementioned lower export soda ash volumes and weaker Industrial Chemical pricing partially offset by acquisition-related increases in the Performance Products Segment and higher Manufacturing Segment volumes and a one-time charge recorded in 1998 of $12.9 million principally related to an asset impairment writedown related to two of the Company's manufacturing facilities. See "Note 1 of the Notes to the Consolidated Financial Statements."

         Excluding the effect of one-time charges, gross profit as a percentage of sales was 27 percent for 1998 versus 31 percent for 1997, reflecting lower export soda ash volumes and weaker pricing in the Industrial Chemical Segment and lower volumes and pricing for the Electronics and Fine Chemicals product lines and unfavorable product mix in the Performance Products Segment.

         Selling, general and administrative expense as a percentage of net revenues increased from 10 percent to 12 percent primarily due to incremental accruals of $11.3 in 1998 principally related to litigation and environmental spending.

         Interest expense increased $4.8 million due to higher average outstanding debt balances during 1998, principally due to acquisitions.

         The foreign currency transaction loss for 1998 was $1.1 million compared with $.6 million for the prior year, due to the impact of exchange rate fluctuations between the U.S. and Canadian dollars.

         Minority interest for 1998 was $16.7 million compared with $24.3 million for 1997, reflecting lower earnings due to lower export sales volumes and weaker soda ash pricing by General Chemical (Soda Ash) Partners ("GCSAP").

         Net income for 1998 was $47.7 million versus $56.3 million for 1997, reflecting the foregoing and an extraordinary loss from the extinguishment of debt recorded in 1998 of $3.7 million.

1997 Compared with 1996

          Net revenues were $653.0 million for 1997 compared with $623.7 million for 1996, or an increase of 5 percent. The increase was due to higher Performance Products and Manufacturing Segment sales partially offset by lower Industrial Chemical Segment sales. The increase in Performance Products sales were due primarily to sales of Peridot, which was acquired on July 1, 1997, and volume gains in most other product lines. Higher Manufacturing Segment sales were the result of increased volume and product mix improvements toward higher-value-added automotive engine components. The decrease in Industrial Segment sales was principally due to lower pricing of soda ash and calcium chloride.

          Gross profit of $201.6 million for 1997 was comparable to the prior year level. Gross profit as a percentage of sales decreased to 31 percent for 1997 versus 32 percent for 1996, primarily due to lower pricing of soda ash and calcium chloride, partially offset by higher volumes in the Manufacturing Segment and in the majority of the product lines in the Performance Products Segment.

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

          Minority interest for 1997 was $24.3 million compared with $31.6 million for 1996, reflecting lower earnings of GCSAP due to lower soda ash pricing.

Other Matters

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The Company is required to adopt FAS 133 for fiscal years beginning after June 15, 1999. The Company does not expect the adoption of FAS 133 will have a material affect on the Company's results of operations or financial condition.

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

          General Chemical Group completed its assessment of its Year 2000 compliance status in early 1998 and began work on its remediation program immediately thereafter. The Company's remediation program has been structured to address its information and noninformation technology hardware, software, facilities and equipment (collectively, "Systems"). Based on current estimates, the Company expects to spend approximately $1.0 million to replace or reprogram existing Systems and complete its Year 2000 compliance program. As of December 31, 1998, the Company has spent approximately $.8 million. Management expects all material Systems to be Year 2000 compliant by March 31, 1999 and substantially all Systems to be Year 2000 compliant by December 31, 1999. In the event that the Company's material Systems are not Year 2000 compliant, the Company may experience reductions or interruptions in operations which could have a material adverse affect on the Company's results of operations.

          In addition, General Chemical Group has implemented a program to determine the Year 2000 compliance status of its material vendors, suppliers, service providers and customers, and based on currently available information, the Company does not anticipate any material impact to the Company based on the failure of any such third parties to be Year 2000 compliant. However, the process of evaluating the Year 2000 compliance status of material third parties is ongoing and, therefore, no guaranty or warranty can be made as to such third parties' future compliance status or its potential affect on the Company. The Company believes there exists a sufficient number of suppliers of raw materials for the Company so that if an individual supplier is unable to deliver raw materials due to Year 2000 problems, alternate sources will be available and that any supply interruption will not be material to the Company. There can be no assurances, however, that the Company would be able to obtain all of its supply requirements from such alternate sources in a timely manner or on terms comparable with those of its current suppliers. In addition, the Company relies heavily on railroads and trucking companies to ship finished product to its customers as well as to transport raw materials to its manufacturing facilities. To the extent that the Company is unable to ship finished product or transport raw materials as a result of such railroads' or trucking companies' failure to be Year 2000 compliant, the Company may not be able to arrange alternative and timely means to ship its goods, which could lead to interruptions or slowdowns in its business. The Company is preparing for the possible use of alternative suppliers and means of transportation, possible adjustment of raw material and product inventory levels and contingencies with respect to potential energy source interruptions, all in an effort to minimize the effects, if any, of Year 2000 related interruptions or slowdowns caused by suppliers and transporters.

          Notwithstanding the foregoing, in assessing Year 2000 compliance for Defiance, which was acquired in February 1999, and Noma, which is expected to be acquired in the second quarter of 1999, the Company has relied upon assessments prepared or endorsed by current or former management of those companies and their consultants. As such, except to the limited extent possible in connection with acquisition-related due diligence, the Company has not made its own independent review of Year 2000 compliance status of these companies. The Company expects to conduct its own assessment of Year 2000 readiness shortly after completion of these acquisitions. Therefore, in the event that the material systems of Defiance or Noma are not Year 2000 compliant, the affected company may experience reductions or interruptions in operations which could have a material adverse affect on the Company's results of operations.

Forward Looking Statements

          This document includes forward-looking statements and information that are based on the beliefs, plans, expectations and assumptions of the Company and on information currently available to these entities. The words "may," "should," "expect," "anticipate," "intend," "plan," "continue," "believe," "seek," "estimate" and similar expressions used in this Information Statement are intended to identify forward-looking statements. The forward-looking statements in this Information Statement involve certain risks, uncertainties and assumptions. Many of these factors are beyond the ability of the Company to control or predict. As a result, the future actions, financial condition, results of operations and stock price of the Company could differ materially from those expressed in any forward-looking statements.

          The following factors, among others, in some cases have affected and in the future could affect the actions, financial condition, results of operations and stock price of the Company: (i) the degree of leverage of the Company and the financial and operating restrictions imposed by its debt facilities; (ii) the cyclicality of the chemical and manufacturing industries, together with the highly competitive nature of these industries; (iii) discovery of any additional or unknown environmental contamination at the company's facilities, possible modification of existing laws and regulations relating to the protection of human health and the environment, and the adoption of new laws and regulations in the future; (iv) the Company's ability to identify suitable acquisitions, complete such acquisitions on reasonable prices and terms, and successfully integrate any acquired businesses into the company's operations;
(v) increases in the cost of energy or raw materials used in the manufacture of the Company's products; (vi) susceptibility of the Company's business to general economic conditions, both in North America and globally; and (vii) the Company's ability to assess, mitigate and remediate the potential impact of the "Year 2000" problem, and in particular relating to the Defiance and Noma acquisitions.

          The Company does not intend to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to General Chemical Group or persons acting on behalf of any of them, are expressly qualified in their entirety by these cautionary statements.

Liquidity and Capital Resources

        Cash and cash equivalents were $62.4 million at December 31, 1998 compared with $21.8 million at December 31, 1997. During 1998 the Company generated cash flow from operating activities of $95.9 million, used cash of $52.2 million for capital expenditures, $5.5 million for the acquisition of treasury stock, $90.9 million for the acquisition of businesses and $4.2 million for the payment of dividends.

        The Company had working capital of $57.2 million at December 31, 1998 compared with $50.4 million at December 31, 1997.

        On June 15, 1998 the Company entered into a new credit facility consisting of a $100,000 Term Loan ("Term Loan A") maturing on June 15, 2004, a $200,000 Term Loan ("Term Loan B") maturing on June 15, 2006 and a $300,000 Revolving Credit Facility maturing on June 15, 2004. The term loans and revolving credit facility bear interest at a rate equal to a spread over a reference rate. Term Loan A is payable in quarterly installments commencing March 31, 2000. Term Loan B is payable in quarterly installments commencing September 30, 1998. The facility is secured by a first priority security interest in all of the capital stock of the Company's domestic subsidiaries and 65 percent of the capital stock of the Company's foreign subsidiaries.

        Proceeds from the new credit facility were partially used to retire certain outstanding indebtedness. In connection with the retirement the Company recorded an extraordinary loss of $3,661 net of a tax benefit of $2,395, related to the early retirements.

        GC Canada has a revolving credit facility of $15 million (Canadian), which expires on June 22, 2000. This revolving credit facility bears interest at a rate equal to a spread over a reference rate.

        On February 6, 1998, a wholly owned subsidiary of the Company acquired all of the outstanding stock of Sandco Automotive Ltd. ("Sandco"), a Waterdown, Ontario based manufacturer of engine parts for the North American automobile industry and its aftermarket. On April 1, 1998, another wholly owned subsidiary acquired all of the outstanding stock of Reheis Inc. ("Reheis"), a leading producer and supplier of the active chemical ingredients in antiperspirants and over-the-counter antacids as well as a supplier of pharmaceutical intermediates and other products. Funding for these transactions was provided by existing cash and borrowings under GCC's revolving credit facility. The acquisitions are accounted for as purchases. The excess of purchase price over the estimated fair values of the tangible assets acquired is being amortized on a straight line basis over periods ranging from 25 to 35 years. The proforma effect of the acquisitions was not material to the consolidated earnings.

        On February 23, 1999, the Company completed its previously-announced acquisition of Defiance, Inc. ("Defiance"), which is headquartered in Cleveland, Ohio. Defiance manufactures specialty antifriction bearings and provides vehicle testing services, tooling design and preproduction dies and components primarily for the automotive industry. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        On March 1, 1999, the Company announced a cash tender offer of CDN $9.25 per share for all of the outstanding shares of Noma Industries Limited ("Noma"). Noma, which is based in Toronto, Canada, is a leading manufacturer of electrical wiring and related components for the automotive, appliance and electronics industries. This transaction is valued at approximately U.S. $220 million and will be funded with existing cash and new borrowings.

        The Company anticipates that the capital spending level for 1999 will approximate the prior-year level. Management believes that the Company's cash flows will be sufficient to cover its future interest expense, capital expenditures and working capital requirements. Other than the Defiance and Noma acquisitions, the Company is not party to any agreement or arrangement with respect to any future acquisition. In the event the Company identifies additional acquisition candidates, however, the Company's current sources of liquidity may not be adequate. Accordingly, the Company may issue additional equity or debt securities, subject to market and other conditions.

Environmental Matters

        The Company has an established program to ensure that its facilities comply with environmental laws and regulations. Expenditures made pursuant to this program approximated $13.4 million in 1998 (of which approximately $1.6 million represented capital expenditures and approximately $11.8 million related to ongoing operations and the management and remediation of potential environmental contamination from prior operations). Expenditures for 1997 approximated $11.2 million (of which approximately $4.4 million represented capital expenditures and approximately $6.8 million related to ongoing operations and the management and remediation of potential environmental contamination from prior operations). The Company expects environmental compliance expenditures in 1999 to be in the range of $12.0 million to $14.0 million; however, should environmental laws and regulations affecting the Company's operations become more stringent, the Company's costs for environmental compliance could increase above such range.

        Additionally, CERCLA, as amended, and similar state Superfund statutes have been construed as imposing joint and several liability on present and former owners and operators of contaminated sites and transporters and generators of hazardous substances for remediation of contaminated properties regardless of fault. The Company has received written notice from the EPA that it has been identified under CERCLA as a PRP at four Superfund sites. The Company does not believe that its liability, if any, arising from these sites will be material to its results of operations or financial condition. See "Business - Environmental Matters - Pending Proceedings." In addition, Congress continues to consider the reauthorization of and modifications to CERCLA. Because Congress has not yet acted with respect to CERCLA, the Company does not have sufficient information to ascertain the impact any change might have on the Company's potential liabilities, if any.

Inflation

        Inflation has had a minimal affect on the results of the Company.


Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

        The following discussion and the estimated amounts generated form the sensitivity analyses referred to below include forward-looking statements of market risk which assume for analytical purposes that certain adverse market conditions may occur. Actual future market conditions may differ materially from such assumptions because the amounts noted below are the result of analyses used for the purpose of assessing possible risks. Accordingly, the forward-looking statements should not be considered projections by the Company of future events.

        The Company's cash flows and earnings are subject to fluctuations resulting from changes in interest rates and changes in foreign currency exchange rates and the Company selectively uses financial instruments to manage these risks. The Company does not enter into financial instruments for speculation or trading purposes. Additional information regarding the Company's financial instruments is contained in Note 12 to the financial statements. The Company's objective in managing its exposure to changes in foreign currency exchange rates and interest rates is to reduce volatility on earnings and cash flow associated with such charges.

        The Company measures its market risk, related to its holding of financial instruments based on charges in interest rates and foreign currency rates using a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, and cash flows and earnings based on a hypothetical 10% change in interest and currency exchange rates. The Company used current market rates on its debt and derivative portfolio to perform the sensitivity analysis. A hypothetical 10% change in interest rates or foreign currency exchange rates does not have a material impact on the fair values, cash flows or earnings of the Company.

Item 8.  Financial Statements and Supplementary Data

         See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K."

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of THE GENERAL CHEMICAL GROUP INC.:

        We have audited the accompanying consolidated balance sheets of The General Chemical Group Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, changes in equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The General Chemical Group Inc. and subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Parsippany, New Jersey
February 11, 1999
(March 1, 1999 as to Note 15)

                         THE GENERAL CHEMICAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEARS ENDED DECEMBER 31,
                                                               -------------------------------------
                                                                 1996           1997            1998
                                                                 ----           ----            ----
                                                                         (IN THOUSANDS, EXCEPT
                                                                             PER SHARE DATA)
Net revenues ..........................................        $ 623,659      $ 652,977      $ 700,063
Cost of sales .........................................          422,633        451,442        523,639
Selling, general and administrative expense ...........           71,810         64,443         82,206
                                                               ---------      ---------      ---------
  Operating profit ....................................          129,216        137,092         94,218
Interest expense ......................................           23,748         21,602         26,371
Interest income .......................................            2,433          2,504          2,095
Foreign currency transaction (gains) losses ...........             (169)           627          1,076
Other expense, net ....................................              704            454            844
                                                               ---------      ---------      ---------
  Income before minority interest, income taxes and
   extraordinary item .................................          107,366        116,913         68,022
Minority interest .....................................           31,635         24,253         16,666
                                                               ---------      ---------      ---------
  Income before income taxes and extraordinary item ...           75,731         92,660         51,356
Income tax provision ..................................           29,123         36,345            (12)
                                                               ---------      ---------      ---------
  Income before extraordinary item ....................           46,608         56,315         51,368
Extraordinary item - loss from extinguishment
 of debt (net of tax, $2,395) .........................             --             --            3,661
                                                               ---------      ---------      ---------
          Net income ..................................        $  46,608      $  56,315      $  47,707
                                                               =========      =========      =========

EARNINGS PER COMMON SHARE - BASIC:

  Income before extraordinary item ....................        $    2.19      $    2.63      $    2.44
  Extraordinary item - loss on extinguishment
   of debt (net of tax) ...............................             --             --              .17
                                                               ---------      ---------      ---------
          Net income ..................................        $    2.19      $    2.63      $    2.27
                                                               =========      =========      =========

EARNINGS PER COMMON SHARE - ASSUMING DILUTION:

  Income before extraordinary item ....................        $    2.13      $    2.50      $    2.35
  Extraordinary item - loss from extinguishment
   of debt (net of tax) ...............................             --             --              .17
                                                               ---------      ---------      ---------
     Net income .......................................        $    2.13      $    2.50      $    2.18
                                                               =========      =========      =========


      See the accompanying notes to the consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                               ------------------------
                                                                 1997           1998
                                                                 ----           ----
                                                                 (IN THOUSANDS, EXCEPT
                                                                       SHARE DATA)
                             ASSETS
Current assets:
     Cash and cash equivalents ..............................  $  21,753      $  62,437
     Receivables, net .......................................    122,720        119,221
     Inventories ............................................     45,958         63,127
     Deferred income taxes ..................................     14,145         15,886
     Other current assets ...................................      2,370          2,485
                                                               ---------      ---------
          Total current assets ..............................    206,946        263,156
Property, plant and equipment, net ..........................    304,189        338,334
Other assets ................................................     50,502        103,445
                                                               ---------      ---------
          Total assets ......................................  $ 561,637      $ 704,935
                                                               =========      =========

                LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
     Accounts payable .......................................  $  61,332      $  67,111
     Accrued liabilities ....................................     73,258         77,111
     Income taxes payable ...................................      4,576         10,948
     Current portion of long-term debt ......................     17,392         50,802
                                                               ---------      ---------
          Total current liabilities .........................    156,558        205,972
Long-term debt ..............................................    240,612        306,729
Other liabilities ...........................................    215,405        203,501
                                                               ---------      ---------
          Total liabilities .................................    612,575        716,202
                                                               ---------      ---------
Minority interest ...........................................     43,301         43,429
                                                               ---------      ---------
Equity (deficit):
     Preferred Stock, $.01 par value; authorized
      10,000,000 shares; none issued or outstanding .........       --             --
     Common Stock, $.01 par value; authorized
      100,000,000 shares; issued:  12,558,697 and
      12,654,489 shares at December 31, 1997 and
      1998, respectively ....................................        126            127
     Class B Common Stock, $.01 par value;
      authorized 40,000,000 shares; issued and outstanding:
      9,758,421 shares at December 31, 1997 and 1998 ........         97             97
     Capital deficit ........................................   (183,814)      (182,563)
     Accumulated other comprehensive income .................     (2,197)        (2,446)
     Retained earnings ......................................    118,855        162,378
     Treasury stock, at cost:  1,362,898 and 1,641,166 shares
      at December 31, 1997 and 1998, respectively ...........    (27,306)       (32,289)
                                                               ---------      ---------
          Total equity (deficit) ............................    (94,239)       (54,696)
                                                               ---------      ---------
          Total liabilities and equity (deficit) ............  $ 561,637      $ 704,935
                                                               =========      =========


      See the accompanying notes to the consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEARS ENDED DECEMBER 31,
                                                                        ------------------------------------
                                                                          1996           1997           1998
                                                                          ----           ----           ----
                                                                                    (IN THOUSANDS)
Cash flows from operating activities:
   Net income ........................................................  $  46,608      $  56,315      $  47,707
   Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization .................................     29,745         33,094         40,064
       Net loss on disposition/impairment of long-term assets ........      1,170          1,127         12,370
       Unrealized exchange loss ......................................         31          1,405          1,313
       Restricted unit plan costs ....................................     11,319          1,302          1,309
       Loss on extinguishment of debt ................................       --             --            6,056
       (Increase) decrease in receivables ............................    (12,126)       (16,920)        13,405
       (Increase) decrease in inventories ............................        525         (2,537)        (8,350)
       Increase in accounts payable ..................................      2,814          5,575          2,781
       Decrease in accrued liabilities ...............................     (9,970)        (6,890)          (962)
       Increase (decrease) in income taxes payable ...................      1,279           (954)         6,266
       Increase (decrease) in other liabilities and assets, net ......      9,125         10,468        (26,135)
       Increase in minority interest .................................     10,294          4,729            128
                                                                        ---------      ---------      ---------
          Net cash provided by operating activities ..................     90,814         86,714         95,952
                                                                        ---------      ---------      ---------
Cash flows from investing activities:
    Capital expenditures .............................................    (54,165)       (56,671)       (52,235)
    Proceeds from sales or disposals of long-term assets .............         73             70            868
    Payments from related parties ....................................     14,000           --             --
    Acquisition of businesses net of cash acquired (Note 4)* .........       --          (30,130)       (90,935)
                                                                        ---------      ---------      ---------
          Net cash used for investing activities .....................    (40,092)       (86,731)      (142,302)
                                                                        ---------      ---------      ---------
Cash flows from financing activities:
    Net proceeds from initial public offering ........................     40,600           --             --
    Proceeds from long-term debt .....................................     20,000         49,000        389,858
    Repayment of long-term debt ......................................    (76,886)       (45,536)      (293,778)
    Payments to acquire treasury stock ...............................       (123)       (27,183)        (5,485)
    Exercise of stock options ........................................       --             --              445
    Dividends ........................................................     (1,668)        (5,368)        (4,184)
                                                                        ---------      ---------      ---------
          Net cash used for financing activities .....................    (18,077)       (29,087)        86,856
                                                                        ---------      ---------      ---------
Effect of exchange rate changes on cash ..............................         30           (843)           178
                                                                        ---------      ---------      ---------
Increase (decrease) in cash and cash equivalents .....................     32,675        (29,947)        40,684
Cash and cash equivalents at beginning of period .....................     19,025         51,700         21,753
                                                                        ---------      ---------      ---------
Cash and cash equivalents at end of period ...........................  $  51,700      $  21,753      $  62,437
                                                                        =========      =========      =========
Supplemental information:
    Cash paid for income taxes .......................................  $  23,051      $  35,179      $  19,754
                                                                        =========      =========      =========
    Cash paid for interest ...........................................  $  22,809      $  20,923      $  29,353
                                                                        =========      =========      =========

* Purchase of businesses net of cash acquired:
    Working Capital, other than cash..................................                 $   3,110      $ (14,303)
    Plant, property and equipment.....................................                   (43,007)       (36,436)
    Other assets......................................................                   (19,593)       (41,622)
    Noncurrent liabilities............................................                    29,360          1,426
                                                                                       ---------      ----------
          Net cash used to acquire businesses.........................                 $ (30,130)     $ (90,935)
                                                                                       =========      =========


      See the accompanying notes to the consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                                                                               ACCUMULATED
                                                 CLASS B                          OTHER
                                         COMMON  COMMON  TREASURY   CAPITAL   COMPREHENSIVE  RETAINED             COMPREHENSIVE
                                         STOCK   STOCK    STOCK     DEFICIT   INCOME (LOSS)  EARNINGS    TOTAL       INCOME
                                         -----   -----    -----     -------   -------------  --------    -----       ------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance at December 31, 1995 ..........  $ 197   $ --     $  --    $(237,140)    $(1,362)    $ 22,969  $(215,336)
  Net income ..........................    --      --        --        --            --        46,608     46,608     $46,608
  Foreign currency translation ........    --      --        --        --            (73)        --          (73)        (44)
                                                                                                                     -------
  Comprehensive income ................    --      --        --        --            --          --        --        $46,564
  Dividends (Per Share $.125) .........    --      --        --        --            --        (2,780)    (2,780)    =======
  Proceeds from initial public offering     25     --        --       40,575         --          --       40,600
  Conversion of Common Stock to
  Class B Common Stock ................   (197)    197       --        --            --          --        --
  Conversion of Class B Common
  Stock to Common Stock ...............     54     (54)      --        --            --          --        --
  Restricted Unit Plan grants,
  cancellations, tax benefits and other      1     --        --       11,350         --          --       11,351
  Purchase of Treasury stock ..........    --      --        (123)     --            --          --         (123)
                                         -----   -----    -------  ---------     -------     --------  ---------
Balance at December 31, 1996 ..........     80     143       (123)  (185,215)     (1,435)      66,797   (119,753)
  Net income ..........................    --      --        --        --            --        56,315     56,315     $56,315
  Foreign currency translation ........    --      --        --        --           (762)        --         (762)       (461)
                                                                                                                     -------
  Comprehensive income ................    --      --        --        --            --          --         --       $55,854
  Dividends (Per Share $.20) ..........    --      --        --        --            --        (4,257)    (4,257)    =======
  Conversion of Class B Common
  Stock to Common Stock ...............     46     (46)      --        --            --          --         --
  Restricted Unit Plan grants,
  cancellations, tax benefits and other    --      --        --        1,401         --          --        1,401
  Purchase of Treasury stock ..........    --      --     (27,183)     --            --          --      (27,183)
                                         -----   -----    -------  ---------     -------     --------  ---------
Balance at December 31, 1997 ..........    126      97    (27,306)  (183,814)     (2,197)     118,855    (94,239)
  Net income ..........................    --      --        --        --            --        47,707     47,707     $47,707
  Foreign currency translation ........    --      --        --        --           (249)        --         (249)       (150)
                                                                                                                     -------
  Comprehensive income ................    --      --        --        --            --          --         --       $47,557
  Dividends (Per Share $.20) ..........    --      --        --        --            --        (4,184)    (4,184)    =======
  Restricted Unit Plan grants,
  cancellations, tax benefits and other      1     --        --        1,313         --          --        1,314
  Purchase of Treasury stock ..........    --      --      (4,983)       (62)        --          --       (5,045)
                                         -----   -----    -------  ---------     -------     --------  ---------
Balance at December 31, 1998 ..........  $ 127   $  97   $(32,289) $(182,563)    $(2,446)    $162,378  $ (54,696)
                                         =====   =====   ========  =========     =======     ========  =========

      See the accompanying notes to the consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The General Chemical Group Inc. (the "Company") is a diversified manufacturing company with manufacturing facilities located in the United States, Canada and Ireland. Through its Industrial Chemical Segment, the Company is a leading producer of soda ash and calcium chloride in North America. Through its Performance Products Segment, the Company is a leading supplier of sodium and ammonia salts, sulfites, nitrites, aluminum-based chemical products, printing plates, pharmaceutical and personal care products and refinery and chemical regeneration services to a broad range of industrial and municipal customers. Through its Manufacturing Segment, the Company manufactures precision and highly engineered stamped and machined metal products, principally automotive engine parts as well as fluid-handling equipment, manual controls and trailer hitches for the automotive market.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The consolidated financial statements include the accounts of the Company and of all wholly owned and majority-owned subsidiaries and General Chemical (Soda Ash) Partners ("GCSAP"), of which the Company indirectly owns 51 percent. Minority interests relate solely to partnerships, primarily GCSAP, in which the Company has a controlling interest. Intercompany balances and transactions are eliminated in consolidation.

         Inventories are valued at the lower of cost or market, using the last-in, first-out ("LIFO") method for most domestic production inventories and the first-in, first-out ("FIFO") or average-cost method for all other inventories. Production inventory costs include material, labor and factory overhead.

         Property, plant and equipment are carried at cost. Mines and machinery and equipment of GCSAP are depreciated using the units-of-production method. All other plant and equipment are depreciated principally using the straight-line method. Estimated lives range from 5 to 40 years for buildings and leasehold improvements and one to 20 years for machinery and equipment.

         The Company evaluates the recovery of long-lived assets not held for sale by measuring the carrying value of these assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future cash flows are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values, which have been determined on a discounted cash flow basis. During 1998, based on these evaluations, the Company recorded a $11.6 million impairment charge, which is included in cost of sales, primarily related to two of its manufacturing facilities in its Performance Products Segment.

         Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over a period which ranges from 25 to 35 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. On December 31, 1997 and 1998, goodwill totalled $19,192 and $71,444, respectively, net of accumulated amortization of $400 and $2,671, respectively, which is included in other assets on the balance sheet.

                         THE GENERAL CHEMICAL GROUP INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

         Accruals for environmental liabilities are recorded based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such a liability can be reasonably estimated. Liabilities for environmental matters were $16,244 and $20,116 at December 31, 1997 and 1998, respectively. These amounts do not include estimated third-party recoveries nor have they been discounted.

         The Company provides for the expected costs to be incurred for the eventual reclamation of mining properties pursuant to local law. Land reclamation costs are being accrued over the estimated remaining life of the reserves currently under lease.

         The Company does not hold or issue financial instruments for trading purposes. Amounts to be paid or received under interest swap agreements are recognized as increases or reductions in interest expense in the periods to which they relate.

         All highly liquid instruments purchased with a maturity of three months or less are considered to be cash equivalents.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The Company is required to adopt FAS 133 for fiscal years beginning after June 15, 1999. The Company does not expect the adoption of FAS 133 will have a material effect on the Company's results of operations or financial condition.

         The capital deficit at December 31, 1995 of $237,140 arose as a result of dividends and distributions exceeding accumulated earnings and capital contributions.

         Certain prior-period amounts have been reclassified to conform with the current presentation.

NOTE 2 - CAPITAL STOCK

         The Company's authorized capital stock consists of 100,000,000 shares of Common Stock, par value $.01 per share, of which 11,195,799 and 11,013,323 were outstanding at December 31, 1997 and 1998, respectively, and 40,000,000 shares of Class B Common Stock, par value $.01 per share, which has ten votes per share, is subject to significant restrictions on transfer and is convertible at any time into Common Stock on a share-for-share basis, of which 9,758,421 shares were outstanding at December 31, 1997 and 1998, respectively. The Common Stock and Class B Common Stock are substantially identical, except for the disparity in voting power, restriction on transfer and conversion provisions.

         The Company's Preferred Stock, par value $.01 per share consists of 10,000,000 authorized shares, none of which were outstanding at December 31, 1997 and 1998.

         During the second quarter of 1997, a former stockholder converted all
4.4 million shares of Class B Common Stock into an identical number of shares of Common Stock. On April 23, 1997, the Company purchased approximately 1.3 million shares of Common Stock from the same stockholder, at a price of $20 per share. During 1997 and 1998, the Company purchased 1,356,573 and 278,268 shares of Common Stock, respectively. These purchases were funded from the Company's cash balance and have been recorded as treasury stock.

                         THE GENERAL CHEMICAL GROUP INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

NOTE 3 - EARNINGS PER SHARE

         The computation of basic earnings per share is based on the weighted average number of common shares and contingently issuable shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all stock options and restricted units, using the treasury stock method.

         The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:


                                                                           YEARS ENDED DECEMBER 31,
                                                                  --------------------------------------------
                                                                     1996            1997             1998
                                                                     ----            ----             ----
Basic earnings per common share:
         Weighted average common
          shares outstanding..................................    21,317,657       21,424,401       21,048,240
                                                                  ==========       ==========    =============
Diluted earnings per common share:
         Weighted average common
          shares outstanding..................................    21,317,657       21,424,401       21,048,240
         Options and Restricted Units.........................       580,891        1,078,241          807,404
                                                                 -----------      -----------    -------------

Denominator for diluted earnings per common share.............    21,898,548       22,502,642       21,855,644
                                                                  ==========     ============    =============


         Options to purchase 10,000 and 398,500 of common stock were issued during 1997 and 1998 respectively, but were not included in the computation of diluted earnings per common share because the exercise price was greater than the average market price of the common shares. The options, which expire during 2007 and 2008, were still outstanding at December 31, 1998.

NOTE 4 - ACQUISITIONS

         On July 1, 1997 a wholly owned subsidiary acquired all of the outstanding stock of Peridot Holdings, Inc. ("Peridot"), a manufacturer and supplier of sulfuric acid and water treatment chemicals. On February 6, 1998, another wholly owned subsidiary acquired all of the outstanding stock of Sandco Automotive Ltd. ("Sandco"), a manufacturer of engine parts for the North American automobile industry and its aftermarket. On April 1, 1998, the Company acquired all of the outstanding stock of Reheis Inc. ("Reheis") a leading producer and supplier of the active chemical ingredients in antiperspirants and over-the-counter antacids, as well as a supplier of pharmaceutical intermediates and other products. Funding for these transactions was provided by existing cash and borrowings under the Company's revolving credit facility. The acquisitions are accounted for under the purchase method, and accordingly, the net assets and results of operations are included in the financial statements from the date of their respective acquisitions. The allocation of the purchase price of Sandco and Reheis are based on valuation information available to the Company which is subject to change as such information is finalized. The operations of these acquired companies were not significant, individually or in the aggregate to the consolidated results of operations of the Company.

                         THE GENERAL CHEMICAL GROUP INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

NOTE 5 - INCOME TAXES

            Income before income taxes is as follows:

                                                                              YEARS ENDED DECEMBER 31,
                                                                         --------------------------------
                                                                            1996        1997         1998
                                                                            ----        ----         ----
               United States............................................ $ 57,282    $ 78,345    $ 43,739
               Foreign..................................................   18,449      14,315       7,617
                                                                         ---------   --------    --------
                 Total.................................................. $ 75,731    $ 92,660    $ 51,356
                                                                         =========   ========    ========

         The components of the income tax provision (benefit) are as follows:

                                                                              YEARS ENDED DECEMBER 31,
                                                                         --------------------------------
                                                                            1996       1997         1998
                                                                            ----       ----         ----
               United States:
                 Current................................................ $ 18,524   $ 26,195     $   892
                 Deferred...............................................       38       (236)     (6,468)
               Foreign:

                 Current................................................    7,296      5,662       2,414
                 Deferred...............................................     (791)      (836)       (112)
               State:

                 Current................................................    4,201      5,596       5,022
                 Deferred...............................................     (145)       (36)     (1,760)
                                                                         ---------   --------    -------
                        Total........................................... $ 29,123   $ 36,345    $    (12)
                                                                         =========  ========    ========

         A summary of the components of deferred tax assets and liabilities is as follows:


                                                                                         DECEMBER 31,
                                                                                         ------------
                                                                                    1997              1998
                                                                                    ----              ----
               Postretirement benefits..................................        $  31,965        $   32,104
               Nondeductible accruals...................................           48,696            57,193
               Foreign operations.......................................            4,302             4,291
               Other....................................................            2,577             3,477
                                                                                ---------        ----------
                  Deferred tax assets...................................           87,540            97,065
                                                                                ---------        ----------
               Property, plant and equipment............................           43,817            48,716
               Pensions.................................................            7,237             6,740
               Inventory................................................            3,123             2,756
               Other....................................................            1,088             3,005
                                                                                ---------        ----------
                  Deferred tax liabilities..............................           55,265            61,217
                                                                                ---------        ----------
               Valuation allowance......................................           11,434            11,423
                                                                                ---------        ----------
                      Net deferred tax asset............................        $  20,841        $   24,425
                                                                                =========        ==========


         The Company has deferred tax assets related to foreign tax credits of $11,434 and $11,423 at December 31, 1997 and 1998, respectively, against which a full valuation allowance has been recorded. The Company reversed $1,426, $4,656 and $11 of previously recorded valuation allowances during 1996, 1997 and 1998, respectively, primarily related to foreign tax credits that had expired.

                         THE GENERAL CHEMICAL GROUP INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

         The difference between the effective income tax rate and the United States statutory rate is reconciled below:

                                                                                   YEARS ENDED DECEMBER 31,
                                                                                 ---------------------------
                                                                                 1996          1997     1998
                                                                                 ----          ----     ----

            U.S. federal statutory rate.................................         35.0%        35.0%     35.0%
            State income taxes, net of federal benefit..................          3.5          3.9       4.1
            Tax effect of foreign operations............................          5.1          3.1      (3.7)
            Reversal of provision for disputed items....................           --           --     (33.3)
            Depletion...................................................         (5.3)        (3.1)     (4.1)
            Other.......................................................          0.2          0.4       2.0
                                                                                -----        -----     -----
               Total....................................................         38.5%        39.3%      0.0%
                                                                                =====        =====     =====

         The Internal Revenue Service ("IRS") examinations of the Company's federal income tax returns for 1990 and 1991 resulted in the issuance of a deficiency notice during 1995. The Company filed an administrative appeal with the IRS in 1995 contesting the items denoted in the deficiency notice. During 1998 the Company entered into a settlement agreement with the IRS settling all items denoted in the original deficiency notice. The settlement agreement binds the IRS for all years subsequent to 1989 on the items denoted in the original deficiency notice. The Company recorded an income tax benefit of $19,527 in connection with the reversal of amounts previously accrued in connection with the deficiency notice settlement agreement.

NOTE 6 - PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

         The Company maintains several defined benefit pension plans covering substantially all employees. A participating employee's annual postretirement pension benefit is determined by the employee's credited service and, in most plans, final average annual earnings with the Company. Vesting requirements are five years in the U.S. and two years in Canada. The Company's funding policy is to annually contribute the statutorily required minimum amount as actuarially determined. The Company also maintains several plans providing postretirement benefits covering substantially all hourly and certain salaried employees. The Company funds these benefits on a pay-as-you-go basis. The long-term portion of accrued postretirement benefit cost of $86,517 and $87,531 at December 31, 1997 and 1998, respectively, is included in other liabilities on the balance sheet.

                                                                                               OTHER
                                                        PENSION BENEFITS               POSTRETIREMENT BENEFITS
                                                          DECEMBER 31,                      DECEMBER 31,
                                                          -----------------------------------------------------

UNITED STATES:                                     1996       1997       1998        1996       1997       1998
                                                   --------------------------------------       ---------------

Components of Net Periodic Benefit Cost
   Service Cost................................  $  4,748   $  5,217   $  5,645   $  1,455   $   1,575  $   1,568
   Interest Cost...............................    13,125     13,873     14,935      3,587       3,896      4,046
   Expected Return on Plan Assets..............   (12,241)   (13,466)   (15,156)       --          --         --
   Amortization of Net
         Prior Service Cost....................       841        843        910     (1,604)     (1,604)    (1,604)
         (Gain)/Loss...........................        80         46         10       (757)       (587)      (628)
                                                 --------   --------   --------   --------   ---------  ---------
   Net Periodic Benefit Cost...................  $  6,553   $  6,513   $  6,344   $  2,681   $   3,280  $   3,382
                                                 ========   ========   ========   ========   =========  =========

                         THE GENERAL CHEMICAL GROUP INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                                   OTHER
                                                                   PENSION BENEFITS       POSTRETIREMENT BENEFITS
                                                                     DECEMBER 31,              DECEMBER 31,
                                                                     ------------              ------------
UNITED STATES:                                                    1997         1998          1997        1998
                                                                  ----         ----          ----        ----

Change in Benefit Obligation
   Benefit Obligation at Prior Measurement Date............  $   187,760   $    203,495   $   55,578  $   57,522
   Service Cost............................................        5,217          5,533        1,575       1,568
   Interest Cost...........................................       13,873         14,856        3,896       4,046
   Actuarial (Gain)/Loss...................................          960         22,332       (1,800)       (948)
   Benefits Paid...........................................       (9,077)       (10,648)      (2,318)     (2,989)
   Plan Amendments.........................................          699            --           --          --
   Business Combinations...................................        4,063          1,333          591         --
                                                             -----------   ------------   ----------  ----------
   Benefit Obligation at Measurement Date..................  $   203,495   $    236,901   $   57,522  $   59,199
                                                             ===========   ============   ==========  ==========
Change in Plan Assets
   Fair Value of Assets at Prior Measurement Date..........  $   166,661   $    193,301   $      --   $      --
   Actual Return on Plan Assets............................       29,122         17,124          --          --
   Employer Contributions..................................        2,470          3,065        2,318       2,989
   Benefits Paid...........................................       (9,077)       (10,649)      (2,318)     (2,989)
   Business Combinations...................................        4,125          1,147          --          --
                                                             -----------   ------------   ----------  ----------
   Fair Value of Assets at Measurement Date................  $   193,301   $    203,988   $      --   $      --
                                                             ===========   ============   ==========  ==========
Reconciliation of Funded Status

   Funded Status...........................................  $   (10,194)  $    (32,913)  $  (57,522)   $(59,199)
   Unrecognized Net
         Transition (Asset)/Obligation.....................          --              13          --          --
         Prior Service Cost................................        7,091          6,178      (11,104)     (9,500)
         (Gain)/Loss.......................................      (23,796)        (3,540)      (8,309)     (8,629)
                                                             -----------   ------------   ----------  ----------
   Net Amount Recognized...................................  $   (26,899)  $    (30,262)  $  (76,935) $  (77,328)
                                                             ===========   ============   ==========  ==========

         The assumptions used in accounting for the plans in 1996, 1997 and 1998 were:

                                                                                       PENSION PLANS
                                                                                       -------------
                                                                                1996       1997       1998
                                                                                ----       ----       ----
            Discount rate ...................................................  7 1/2%     7 1/2%      6 3/4%
            Long-term rate of return on assets...............................      9%         9%          9%
            Average rate of increase in employee compensation................      5%         5%          5%

         The assumption used in accounting for the medical plans in 1998 was an 8 percent health care cost trend rate (decreasing to 6 3/4 percent in the year 2001 and beyond). A one percent increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $3,881 at year end 1998 and the net periodic cost by $330 for the year. A one percent decrease in the health care trend rate would decrease the accumulated postretirement benefit obligation by $4,206 at year end 1998 and the net periodic cost by $357 for the year.

                         THE GENERAL CHEMICAL GROUP INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

         The assumption used in accounting for the plans in 1997 was a 10 percent health care cost trend rate (decreasing to 7 1/2 percent in the year 2000 and beyond).

         The dates used to measure plan assets and liabilities were October 31, 1997 and 1998 for all plans. Pension plan assets are invested primarily in stocks, bonds, short-term securities and cash equivalents.

                                                                                                OTHER
                                                        PENSION BENEFITS               POSTRETIREMENT BENEFITS
                                                          DECEMBER 31,                      DECEMBER 31,
                                                          ------------                      ------------

CANADA:                                            1996       1997       1998        1996       1997       1998
                                                   ----       ----       ----        ----       ----       ----
Components of Net Periodic Benefit Cost
   Service Cost................................  $  1,494   $  1,352   $  1,463   $    310   $     302  $     332
   Interest Cost...............................     3,727      3,868      3,789        864       1,032      1,014
   Expected Return on Plan Assets..............    (4,662)    (4,877)    (4,881)       --          --         --
   Amortization of Net
         Prior Service Cost....................        92         90         84        --          --         --
         (Gain)/Loss...........................       467        432        458        --          --         --
                                                 --------   --------   --------   --------   ---------  ---------
   Net Periodic Benefit Cost...................  $  1,118   $    865   $    913   $  1,174   $   1,334  $   1,346
                                                 ========   ========   ========   ========   =========  =========
                                                                                                   OTHER
                                                                   PENSION BENEFITS       POSTRETIREMENT BENEFITS
                                                                     DECEMBER 31,              DECEMBER 31,
                                                                     ------------              ------------
                                                                  1997         1998          1997        1998
                                                                  ----         ----          ----        ----
Change in Benefit Obligation
   Benefit Obligation at Prior Measurement Date............    $  50,714    $    55,493   $   13,297  $   14,631
   Service Cost............................................        1,349          1,457          302         330
   Interest Cost...........................................        3,857          3,773        1,029       1,010
   Actuarial (Gain)/Loss...................................        3,977          5,823          592        (934)
   Foreign Currency Translation............................         (899)        (3,701)        (235)       (977)
   Benefits Paid...........................................       (3,505)        (3,240)        (354)       (370)
                                                               ---------    -----------   ----------  ----------
   Benefit Obligation at Measurement Date..................    $  55,493    $    59,605   $   14,631  $   13,690
                                                               =========    ===========   ==========  ==========
Change in Plan Assets
   Fair Value of Assets at Prior Measurement Date..........   $   59,940    $    66,181   $      --    $     --
   Actual Return on Plan Assets............................       10,611          2,633          --          --
   Employer Contributions..................................        1,085          1,643          370         354
   Foreign Currency Translation............................       (1,950)        (4,412)         --          --
   Benefits Paid...........................................       (3,505)        (3,240)        (370)       (354)
                                                              ----------    -----------   ----------   ---------
   Fair Value of Assets at Measurement Date................   $   66,181    $    62,805   $      --    $     --
                                                              ==========    ===========   ==========   =========
Reconciliation of Funded Status
   Funded Status...........................................   $   11,576    $     3,201   $  (14,631)  $ (13,691)
   Unrecognized Net
         Prior Service Cost................................          834            695          --          --
         (Gain)/Loss.......................................        6,392         13,560        1,340         316
                                                              ----------    -----------   ----------   ---------
   Net Amount Recognized...................................   $   18,802    $    17,456   $  (13,291)  $ (13,375)
                                                              ==========    ===========   ==========   =========

                         THE GENERAL CHEMICAL GROUP INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

         The prepaid pension cost related to the Canadian plans is included in other assets on the balance sheet.

         The assumptions used in accounting for the plans in 1996, 1997 and 1998 were

                                                                                       PENSION PLANS
                                                                                       -------------
                                                                                1996       1997       1998
                                                                                ----       ----       ----
     Estimated discount rate ......................................                8%     7 1/2%     6 3/4%
     Estimated long-term rate of return on assets..................                9%         9%         9%
     Average rate of increase in employee compensation.............            5 1/4%     5 1/4%     5 1/4%

         The assumption used in accounting for the medical plans in 1998 was an
8.4 percent health care cost trend rate (decreasing to 6 percent in the year 2003 and beyond). A one percent increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $2,803 at year end 1998 and the net periodic cost by $289 for the year. A one percent decrease in the health care trend rate would decrease the accumulated postretirement benefit obligation by $2,209 at year end 1998 and the net periodic cost by $223 for the year.

         The assumption used in accounting for the plans in 1997 was a 10 percent health care cost trend rate (decreasing to 7 1/2 percent in the year 2003 and beyond).

     The dates used to measure plan assets and liabilities were October 31, 1997 and 1998 for all plans. Plan assets are invested primarily in stocks, bonds, short-term securities and cash equivalents.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         Future minimum rental payments for operating leases (primarily for transportation equipment, offices and warehouses) having initial or remaining noncancellable lease terms in excess of one year as of December 31, 1998 are as follows:

                    YEARS ENDING
                    DECEMBER 31,
                    ------------

                      1999...............................................     $   14,750
                      2000...............................................          7,652
                      2001...............................................          2,538
                      2002...............................................          2,200
                      2003 and thereafter................................          2,096
                                                                              ----------
                                                                              $   29,236
                                                                              ===========

         Rental expense for the years ended December 31, 1996, 1997 and 1998 was $15,414, $17,393, and $19,545, respectively.

                         THE GENERAL CHEMICAL GROUP INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

         Parent Guaranty and Transfer Agreement. A restated parent guaranty and transfer agreement between New Hampshire Oak, a wholly owned subsidiary of GCG and the parent of General Chemical Corporation ("GCC"), ACI International Limited and TOSOH America, Inc. provides that in the event that either New Hampshire Oak, ACI International Limited or TOSOH America, Inc. (such entities being referred to as a "transferring parent" or "nontransferring parent" as the context requires) proposes to sell or otherwise transfer or cause to be sold or transferred the voting securities of GCC, the Andover Group, Inc. or TOSOH Wyoming, Inc. (the respective subsidiaries constituting the partners of GCSAP) as the case may be, the nontransferring parents will have the following options:
(1) to purchase the transferring parent's subsidiary's interest in GCSAP at fair market value; (2) to require the transferring parent to purchase the nontransferring parents' subsidiaries' interest in GCSAP at fair market value;
(3) to buy the voting securities to be sold by the transferring parent on the same terms and conditions and at the same price as the transferring parent proposes to sell or otherwise transfer or cause to be sold or transferred such voting securities; or (4) to cause the proposed transferee to purchase the nontransferring parents' subsidiaries' interest in GCSAP for a price reflecting the price to be paid by the proposed transferee for such voting securities. In the event that New Hampshire Oak ceases to own at least 51 percent of GCC while GCC is a partner, GCC shall pay to The Andover Group, Inc. $2,833.

         Environmental Matters. Accruals for environmental liabilities are recorded based on current interpretations of applicable environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Estimates are established based upon information available to management to date, the nature and extent of the environmental liability, the Company's experience with similar activities undertaken, estimates obtained from outside consultants and the legal and regulatory framework in the jurisdiction in which the liability arose. The potential costs related to environmental matters and their estimated impact on future operations are difficult to predict due to the uncertainties regarding the extent of any required remediation, the complexity and interpretation of applicable laws and regulations, possible modification of existing laws and regulations or the adoption of new laws or regulations in the future, and the numerous alternative remediation methods and their related varying costs. The material components of the Company's environmental accruals include potential costs, as applicable, for investigation, monitoring, remediation and ongoing maintenance activities at any affected site. Accrued liabilities for environmental matters were $16,244 and $20,116 at December 31, 1997 and 1998, respectively. These amounts do not include estimated third-party recoveries nor have they been discounted.

         Avtex Site at Front Royal, Virginia. On March 22, 1990, the EPA issued to the Company a Notice of Potential Liability pursuant to Section 107(a) of CERCLA (the "Notice") with respect to a site located in Front Royal, Virginia (the "Avtex Site"), owned at the time by Avtex Fibers Front Royal, Inc., which has filed for bankruptcy. A sulfuric acid plant adjacent to the main Avtex Site was previously owned and operated by the Company. On September 30, 1998, the EPA issued an administrative order under Section 106 of CERCLA (the "Order"), which requires the Company, AlliedSignal, Inc. and Avtex to undertake certain removal actions at the acid plant. On October 19, 1998, the Company delivered to the EPA written notice of its intention to comply with the Order, subject to numerous defenses. The requirements of the Order include preparation of a study to determine the extent of any contamination at the acid plant site. The Company has provided for the estimated costs of $1.6 million for these activities in its accrual for environmental liabilities relating to the Order. The Company is working cooperatively with the EPA with respect to compliance with the Order and believes that such compliance will not have a material effect on the Company's results of operations or financial condition.

                         THE GENERAL CHEMICAL GROUP INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

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

NOTE 8 - RELATED PARTY TRANSACTIONS

MANAGEMENT AGREEMENT

         The Company is party to a management agreement with Latona Associates (which is controlled by a stockholder of the Company) under which the Company receives corporate supervisory and administrative services and strategic guidance for a quarterly fee of $1,400, $1,460 and $1,480 in 1996, 1997 and 1998, respectively. In addition, in connection with any acquisition or business combination with respect to which Latona Associates advises the Company, the Company has agreed to pay Latona Associates additional fees comparable with fees received by investment banking firms for such services. During 1998, the Company paid Latona $500 in connection with the acquisition of Reheis. This agreement expires on December 31, 2004.

NOTE 9 - ADDITIONAL FINANCIAL INFORMATION

         The following are summaries of selected balance sheet items:

Receivables
                                                                                         DECEMBER 31,
                                                                                         ------------
                                                                                   1997              1998
                                                                                   ----              ----
             Trade.........................................................     $  120,385        $   117,667
             Other.........................................................          8,577              7,938
             Allowance for doubtful accounts...............................         (6,242)            (6,384)
                                                                                ----------        -----------
                                                                                $  122,720        $   119,221
                                                                                ==========        ===========
Inventories
                                                                                         DECEMBER 31,
                                                                                         ------------
                                                                                   1997              1998
                                                                                   ----              ----
             Raw materials.................................................     $   10,875        $    14,875
             Work in process...............................................          3,295              7,888
             Finished products.............................................         21,209             29,003
             Supplies and containers.......................................         10,579             11,361
                                                                                ----------        -----------
                                                                                $   45,958        $    63,127
                                                                                ==========        ===========

         Inventories valued at LIFO amounted to $19,310 and $26,974 at December 31, 1997 and 1998, respectively, which were below estimated replacement cost by $2,578 and $2,741, respectively. The impact of LIFO liquidations in 1996, 1997 and 1998 was not significant.

                         THE GENERAL CHEMICAL GROUP INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)


             Property, Plant and Equipment                                                DECEMBER 31,
                                                                                         ------------
                                                                                   1997              1998
                                                                                   ----              ----
             Land and improvements.........................................    $    40,800        $    46,134
             Machinery and equipment.......................................        387,403            439,309
             Buildings and leasehold improvements..........................         48,244             56,404
             Construction in progress......................................         17,524             24,378
             Mines and quarries............................................         13,658             14,395
                                                                               -----------        -----------
                                                                                   507,629            580,620
             Less accumulated depreciation and amortization................       (203,440)          (242,286)
                                                                               -----------        -----------
                                                                               $   304,189        $   338,334
                                                                               ===========        ===========
Accrued Liabilities
                                                                                         DECEMBER 31,
                                                                                         ------------
                                                                                   1997              1998
                                                                                   ----              ----
             Wages, salaries and benefits..................................    $    24,317        $    28,680
             Interest......................................................          5,387              1,061
             Taxes, other than income taxes................................         10,871             10,894
             Other.........................................................         32,683             36,476
                                                                               -----------        -----------
                                                                               $    73,258        $    77,111
                                                                               ===========        ===========

NOTE 10 - LONG-TERM DEBT

     Long-term debt consists of the following:

                                                               MATURITIES      DECEMBER 31,       DECEMBER 31,
                                                               ----------      ------------       ------------
                                                                                   1997               1998
                                                                                   ----               ----
            Bank Term Loan A - floating rate.................   2000-2004      $      --          $   100,000
            Bank Term Loan B - floating rate.................   1999-2006             --              199,000
            Bank Term Loan - floating rate...................   1999-2001           65,217               --
            Senior Subordinated Notes - 9.25%................     2003             100,000               --
            Canada Senior Notes - 9.09%......................     1999              50,787             48,269
            $130,000 U.S. Revolving Credit Facility -
             floating rate...................................                       42,000               --
            General Chemical Canada Limited

             Revolving Credit Facility - floating rate.......     2000                 --               3,877
            Other Debt - floating rate.......................                          --               6,385
                                                                               -----------        -----------
                Total Debt...................................                      258,004            357,531
                Less:  Current Portion.......................                       17,392             50,802
                                                                               -----------        -----------
                Net Long-Term Debt...........................                  $   240,612        $   306,729
                                                                               ===========        ===========

         Aggregate maturities of long-term debt for each of the years in the five year period ending December 31, 2003 are $50,802, $11,780, $19,700, $13,250
and $23,250.

                         THE GENERAL CHEMICAL GROUP INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

         On June 15, 1998 the Company entered into a new credit facility consisting of a $100,000 Term Loan ("Term Loan A") maturing on June 15, 2004, a $200,000 Term Loan ("Term Loan B") maturing on June 15, 2006 and a $300,000 Revolving Credit Facility maturing on June 15, 2004. The term loans and revolving credit facility bear interest at a rate equal to a spread over a reference rate chosen by the Company from various options. The rate in effect at December 31, 1998 for Term Loan A and Term Loan B was 6.25 percent and 7.25 percent, respectively. Term Loan A is payable in consecutive quarterly installments commencing March 31, 2000. Term Loan B is payable in consecutive quarterly installments commencing September 30, 1998. The facility is secured by a first priority security interest in all of the capital stock of the Company's domestic subsidiaries and 65 percent of the capital stock of the Company's foreign subsidiaries.

        General Chemical Canada Limited has a $15,000 (Canadian Dollar) Revolving Credit Facility maturing June 22, 2000. This facility bears interest at a rate equal to a spread over a reference rate chosen by General Chemical Canada Limited from various options.

         Commitment fees paid for the abovementioned facilities were $414, $274, and $446 for 1996, 1997 and 1998, respectively.

NOTE 11 - STOCK OPTION PLAN AND RESTRICTED UNIT PLAN

        The Company's 1996 Stock Option and Incentive Plan (the "Plan") provides for the issuance of up to 2,200,000 shares of Common Stock. The Plan authorizes the granting of incentive and nonqualified stock options, stock appreciation rights, restricted and unrestricted stock and performance share awards to executives, directors and other key persons. Any incentive stock options granted under the Plan must have an exercise price at least equal to the market value of the shares on the day the option is granted and a maximum term of 10 years.

        Information with respect to all stock options is summarized below:

                                                                                              AVERAGE OPTION
                                                                              SHARES          PRICE PER SHARE
                                                                              ------          ---------------
             Options Outstanding at December 31, 1995..................         --             $      --
                      Options Granted..................................       1,281,000             17.66
                      Options Exercised................................         --                    --
                      Options Forfeited................................          10,000             17.50
                                                                           ------------
             Options Outstanding at December 31, 1996..................       1,271,000             17.66
                      Options Granted..................................         100,000             22.70
                      Options Exercised................................         --                    --
                      Options Forfeited................................          29,800             18.23
                                                                           ------------
             Options Outstanding at December 31, 1997..................       1,341,200             18.02
                      Options Granted..................................         398,500             23.72
                      Options Exercised................................          25,200             17.67
                      Options Forfeited................................          35,000             18.24
                                                                           ------------
             Options Outstanding at December 31, 1998..................       1,679,500        $    19.37
                                                                           ============

                         THE GENERAL CHEMICAL GROUP INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

        The Company applies APB Opinion 25 in accounting for the Plan. Had compensation cost for this plan been determined under FASB Statement No. 123, the Company's net income for 1996 would have been reduced to $45,623 with basic earnings per common share of $2.14 and diluted earnings per share of $2.08. Net income for 1997 would have been reduced to $55,140 with basic earnings per common share of $2.57 and diluted earnings per share of $2.45. Net income for 1998 would have been reduced to $45,857 with basic earnings per common share of $2.18 and diluted earnings per share of $2.10. For purposes of this calculation, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for 1996, 1997 and 1998, respectively: dividend yield of 1.0 percent, 0.7 percent and 1.5 percent, respectively; expected volatility of 27 percent, 41 percent and 42 percent, respectively; weighted average risk free interest rate of 6.42 percent,
5.50 percent and 4.65 percent, respectively; and, weighted average expected lives of six years. All options granted to date under the stock option plan have an exercise price equal to the market price of the Company's stock on the grant date.

          The Company's Restricted Unit Plan provides for the issuance of 850,000 units, with each unit representing one share of Common Stock to be issued to the participant upon the occurrence of certain conditions ("vesting") unless the participant elects to defer receipt thereof. All awards are subject to a five year vesting schedule under which a portion of each participant's award vests annually over a five year period. Dividend equivalents on outstanding units accrue to the benefit of the participants and are paid at the time dividends are paid to Common Stock shareholders. These units were awarded during the second quarter of 1996 in replacement of the rights earned by participants beginning in 1989 under the Phantom Equity Plan and certain other prior equity programs of the Company which were then terminated. The Company recorded a charge to income of $11,319, $1,302 and $1,309 for 1996, 1997 and 1998, respectively, with a contra credit to capital deficit.

NOTE 12 - FINANCIAL INSTRUMENTS

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

                                               NOTIONAL                                 INTEREST RATE
                                               --------                                 -------------
                    DECEMBER 31,                AMOUNT         MATURITIES        RECEIVE(1)         PAY(2)
                    ------------                ------         ----------        ----------         -----
                     1997...................  $ 75,000         1998-1999           5.8%             6.8%
                     1998...................   100,000         1999-2006           5.6%             6.6%

(1)      Three-month LIBOR.
(2)      Represents the weighted average rate.

         In addition to the swap agreements described above, the Company has entered into a forward swap agreement, which began in 1998 and matures in 2002, which has a notional amount of $30,000 and a fixed payment rate of 6.6 percent.

                         THE GENERAL CHEMICAL GROUP INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

       At December 31, 1998, the Company was also party to a currency and interest rate swap, which partially hedges the Company's Canadian subsidiary's 52,000 U.S. dollar 9.09 percent Senior Notes. The agreement, which matures in 1999, provides for the payment of 48,400 Canadian dollars at a fixed rate of
7.54 percent in exchange for the receipt of 35,000 U.S. dollars at a fixed rate of 9.09 percent. Unrealized gains and losses on the currency portion of the swap are recognized and offset the foreign exchange gain or loss on the related debt in the consolidated statements of operations. Net amounts paid or received on the interest portion of the swap are accrued as adjustments to interest expense.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments are as follows:

                                                          DECEMBER 31, 1997               DECEMBER 31, 1998
                                                     -------------------------        -------------------------
                                                       CARRYING         FAIR           CARRYING     FAIR
                                                        AMOUNT          VALUE           AMOUNT      VALUE
                                                        ------          -----           ------      -----
    Long-term debt...............................   $   258,004    $   262,918      $   357,531     $   357,737
    Unrealized gain (loss) on swap
      agreements.................................   $      --      $       521      $      --       $       309

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

NOTE 13 - GEOGRAPHIC AND INDUSTRY SEGMENT INFORMATION

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

         Geographic area information is summarized as follows:

                                                                                                         IDENTIFIABLE
                                  TOTAL REVENUES                       OPERATING PROFIT                     ASSETS
                        -----------------------------------   -----------------------------------   ----------------------
                           1996        1997         1998         1996        1997         1998         1997        1998
                           ----        ----         ----         ----        ----         ----         ----        ----

United States (1).....  $  544,029   $  574,060  $  615,325   $  106,548   $  118,474  $   81,585   $  461,267   $  589,371
Foreign (2)...........     128,345      121,762     119,469       22,668       18,618      12,633      100,370      115,564
Elimination (3).......     (48,715)     (42,845)    (34,731)         --           --          --           --           --
                        ----------   ----------  ----------   ----------   ----------  ----------   ----------   ----------
                        $  623,659   $  652,977  $  700,063   $  129,216   $  137,092  $   94,218   $  561,637   $  704,935
                        ==========   ==========  ==========   ==========   ==========  ==========   ==========   ==========

----------
(1) Includes export sales of $71,413, $79,462 and $65,624 for the years ended December 31, 1996, 1997 and 1998, respectively.
(2)  Principally Canada.
(3) Sales between geographic areas are recorded at prices comparable to market prices charged to third-party customers and are eliminated in consolidation.

                         THE GENERAL CHEMICAL GROUP INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

         Industry segment information is summarized as follows:

                                                   TOTAL REVENUES                         OPERATING PROFIT
                                      ---------------------------------------    ------------------------------------
                                          1996          1997           1998          1996         1997        1998
                                          ----          ----           ----          ----         ----        ----
Industrial Chemicals................  $   298,945    $   289,700   $   261,469   $   80,493  $   69,566   $   42,497
Performance Products................      240,895        260,351       315,787       43,202      48,292       25,711 (1)
Manufacturing.......................       89,225        108,165       128,132       12,472      23,531       30,649
                                      -----------    -----------   -----------   ----------  ----------   ----------
     Total Segment..................      629,065        658,216       705,388      136,167     141,389       98,857
Eliminations and Other..............       (5,406)        (5,239)       (5,325)         --          --           --
Corporate Expenses..................          --             --            --        (6,951)     (4,297)      (4,639)
                                      -----------    -----------   -----------   ----------  ----------   ----------
Consolidated........................  $   623,659    $   652,977   $   700,063      129,216     137,092       94,218
                                      ===========    ===========   ===========
Interest Expense....................                                                 23,748      21,602       26,371
Other (income) expenses, net........                                                 (1,898)     (1,423)        (175)
Minority interest...................                                                 31,635      24,253       16,666
                                                                                 ----------  ----------   ----------
Consolidated income
 before income taxes................                                             $   75,731  $   92,660   $   51,356
                                                                                 ==========  ==========   ==========

(1) Includes a one time charge of $12.9 million due primarily to asset impairment writedowns at two of the Company's manufacturing facilities and incremental accruals of $11.3 million principally related to litigation and environmental spending.

         Net revenues by operating segment include intersegment sales, which are generally recorded at prices comparable to market prices charged to third-party customers. Other income, net includes interest income, foreign currency translation (gains) losses and other nonoperating expense.

                                                                                             DEPRECIATION
                                                CAPITAL EXPENDITURES                       AND AMORTIZATION
                                                --------------------                       ----------------
                                          1996           1997          1998         1996           1997        1998
                                          ----           ----          ----         ----           ----        ----
Industrial Chemicals................   $   34,934     $   30,468    $   18,498   $   15,646  $   16,798   $   16,999
Performance Products................       17,612         23,563        24,260       11,332      13,688       19,763
Manufacturing.......................        1,619          2,640         9,477        2,767       2,608        3,302
                                       ----------     ----------    ----------   ----------  ----------   ----------
Consolidated........................   $    54,165    $   56,671    $   52,235   $   29,745  $   33,094   $   40,064
                                       ===========    ==========    ==========   ==========  ==========   ==========

                                              IDENTIFIABLE ASSETS
                                              -------------------
                                               1997         1998
                                               ----         ----
Industrial Chemicals................       $   266,707    $  291,500
Performance Products................           235,230       332,388
Manufacturing.......................            56,586        78,267
Corporate...........................             3,114         2,780
                                           -----------    ----------
Consolidated........................       $   561,637    $  704,935
                                           ===========    ==========

                         THE GENERAL CHEMICAL GROUP INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Note 14 - Unaudited Quarterly Information

                                                                               1997
                                                 -----------------------------------------------------------------
                                                   FIRST         SECOND         THIRD        FOURTH         YEAR
                                                   -----         ------         -----        ------         ----
Net revenues..................................   $ 149,566     $ 164,957     $ 169,842     $ 168,612     $ 652,977
Gross profit..................................      45,202        54,642        52,395        49,296       201,535
Net income ...................................      11,714        17,258        15,102        12,241        56,315
Earnings per common share:

   Basic......................................         .53           .81           .72           .58          2.63
   Diluted....................................         .50           .77           .68           .55          2.50

                                                                               1998
                                                   ---------------------------------------------------------------
                                                   FIRST         SECOND        THIRD      FOURTH           YEAR
                                                   -----         ------        -----      ------           ----
Net revenues.................................. $   161,469   $   188,066   $   175,495  $   175,033    $   700,063
Gross profit..................................      42,035        53,093        46,344       34,952        176,424
Income before extraordinary item..............       9,861        14,686        11,766       15,055         51,368
Net income ...................................       9,861        11,025 (1)    11,766       15,055 (2)     47,707
Earnings per common share - basic:

   Income before extraordinary item...........         .47           .69           .56          .72           2.44
   Extraordinary item - loss on
    extinguishment of debt (net of tax).......         --            .17            --          --             .17
                                               -----------   -----------   -----------  -----------    -----------
         Net income...........................         .47           .52           .56          .72           2.27
Earnings per common share -
 assuming dilution:...........................

   Income before extraordinary item...........         .45           .67           .54          .69           2.35
   Extraordinary item - loss from
    extinguishment of debt (net of tax).......        --             .17          --            --             .17
                                               -----------   -----------   -----------  ------------   -----------
         Net income...........................         .45           .50           .54          .69           2.18

 Note: Basic earnings per common share calculations are based on the weighted average number of shares outstanding during each of the quarters. Diluted earnings per common share assume the foregoing and, in addition, the exercise of all stock options and restricted units. The sum of the four quarters may not equal the full year computation due to rounding.

(1) In the second quarter of 1998, the Company recorded an extraordinary loss of $3.7 million ($.17 per share) related to the early retirement of certain outstanding indebtedness.

(2) During the fourth quarter of 1998, the Company recorded a one-time charge of $12.9 million ($7.8 million after tax or $.36 per share) primarily due to an asset impairment writedown for two of the Company's manufacturing facilities and incremental accruals of $11.3 million ($6.8 million after tax or $.31 per share) principally related to litigation and environmental spending. During the fourth quarter of 1998, the Company also recorded a non-recurring gain of $19.5 million ($.89 per share) related to an income tax settlement.

                         THE GENERAL CHEMICAL GROUP INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)
                             (DOLLARS IN THOUSANDS)

NOTE 15 - SUBSEQUENT EVENTS

         In January 1999, the Company announced plans to separate its Performance Products and Manufacturing Segments from its Industrial Chemicals Segment through a spinoff (the "Spinoff"). The Company proposes to accomplish the Spinoff by transferring the Performance Products and Manufacturing Segments to its subsidiary, GenTek Inc. ("GenTek"), and distributing the stock of GenTek to shareholders of General Chemical Group. After the Spinoff, the Company and GenTek would be separate, independent companies; the Company would own and operate the Industrial Chemicals Segment, and GenTek would own and operate the Performance Products Segment and the Manufacturing Segment. As a result, the Company's activities and operations will be significantly different following the Spinoff. Certain members of the Board of Directors of the Company will resign and be elected as directors of GenTek as of the Spinoff. In addition, the senior management of GenTek will include the effective officers of General Chemical Group currently responsible for the GenTek Business.

         The Company currently anticipates that the consummation of the Spinoff will occur in the second quarter of 1999. The Spinoff, however, is subject to a number of conditions, including, among other things, (i) the receipt of a favorable private letter ruling from the Internal Revenue Service concerning the tax-free nature of the Spinoff, (ii) appropriate equity and debt market conditions for the Spinoff, (iii) various regulatory approvals, (iv) closing under new financing facilities for each of GenTek and the Company and the application of a portion of their proceeds to repay debt of the Company, and (v) approval by the Board of the Company of the final terms of the Spinoff, including the formal declaration of a dividend to the Company's shareholders.

         On February 23, 1999, the Company completed its previously-announced acquisition of Defiance, Inc. ("Defiance") in a transaction that valued Defiance's equity at approximately $57 million. Defiance, headquartered in Cleveland, Ohio, manufactures specialty antifriction bearings and provides vehicle testing services, tooling design and pre-production dies and components primarily for the automotive industry. Funding for this transaction will be provided by existing cash and borrowings on the Company's credit facilities. The Company will account for this transaction using the purchase method.

         On March 1, 1999, the Company announced an offer to acquire all of the outstanding common stock of Noma Industries Limited ("Noma") in a transaction that values Noma's equity at approximately U.S. $220 million. Noma is headquartered in Toronto, Canada, and is a leading manufacturer of electrical wire and components for the automotive, appliance and electronics industries. Funding for this transaction will be provided from the Company's existing bank credit facilities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Directors. For information relating to the Company's Directors, see the information contained under the caption "Election of Directors-Board of Director Nominees" in the Company's definitive 1998 Proxy Statement (the "Proxy Statement"), which information is hereby incorporated by reference.

         Executive Officers. For information relating to the Company's executive officers, see the information contained under the caption "Executive Officers and Key Employees" in Part I of this report.

         Compliance with Section 16(a) of the Exchange Act. For information relating to the Company's compliance with Section 16(a) of the Exchange Act, see the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement, which information is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         Executive Compensation. For information relating to the compensation of the Company's executives, see the information contained under the caption "Compensation of Executive Offices and Key Employees" and "Election of Directors-Compensation of Directors" in the Company's Proxy Statement, which information is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Security Ownership of Certain Beneficial Owners. For information relating to the beneficial ownership of more than five percent of the Company's Common stock and Class B Common Stock, see the information contained under the caption "Principal Stockholders" in the Company's Proxy Statement, which information is hereby incorporated by reference.

         Security Ownership of Management. For information relating to the beneficial ownership of the Company's Common Stock and Class B Common Stock by Management, see the information contained under the caption "Management Stockholders" in the Company's Proxy Statement, which information is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Certain Relationships and Related Transactions. For information relating to certain relationships and related transactions of the Company, see the information contained under the caption "Certain Relationships and Transactions" in the Company's Proxy Statement, which information is hereby incorporated by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K.


 EXHIBIT
   NO.                                DESCRIPTION
   --                                 -----------
    ***2.0   --  Form 10, for Registration of Securities relating to Registration of GenTek, Inc.
     **3.1   --  Amended and Restated Certificate of Incorporation of the Company
     **3.2   --  Amended and Restated By-Laws of the Company
     **4.1   --  Specimen Certificate for shares of Common Stock, $.01 par value, of the
                 Company
     *10.1   --  Agreement dated as of March 15, 1996 between Paul M. Montrone and the
                 Company
    **10.2   --  Amended and Restated Management Agreement effective as of
                 January 1, 1995 between the Company and Latona Associates, Inc.
   'D'10.4   --  Restated Environmental Matters Agreement among Allied-Signal,
                 Henley, The Wheelabrator Group Inc., New Hampshire Oak, Inc., and
                 Fisher Scientific Group Inc., dated as of February 26, 1986, as amended and restated as of July 28, 1989
   'D'10.5   --  Second Amended and Restated Partnership Agreement of GCSAP
                 dated June 30, 1992, among General Chemical, The Andover Group,
                 Inc., and TOSOH Wyoming, Inc.
   'D'10.6   --  Amended and Restated Parent Guaranty and Transfer Agreement
                 dated June 30, 1992, among New Hampshire Oak, Inc., ACI
                 International Limited and TOSOH America, Inc.
    **10.7   --  The General Chemical Group Inc. Deferred Compensation Plan for Non-
                 Employee Directors
    **10.8   --  The General Chemical Group Inc. Retirement Plan for Non-Employee Directors
    **10.9   --  The General Chemical Group Inc. Restricted Unit Plan for Non-Employee
                 Directors
    **10.10  --  The General Chemical Group Inc. 1996 Stock Option and Incentive Plan
    **10.11  --  The General Chemical Group Inc. Performance Plan
    **10.12  --  The General Chemical Group Inc. Restricted Unit Plan
'D''D'10.13  --  First Amendment to General Chemical Corporation Equity Program, effective as of October 1, 1993.
    **10.14  --  General Chemical Group Dividend Award Program, as amended December 15, 1995, effective as of October 1, 1993
    **10.15 --   General Chemical Corporation Supplemental Savings and Retirement
                 Plan
    **10.22 --   Note Agreement dated as of April 1, 1992, among GC Canada and certain noteholders, with respect to the 9.09% Senior Notes due 1999 in aggregate principal amount of $52 million
   'D'10.23  --  Credit Agreement dated as of June 22, 1992, between GC Canada and The
                 Toronto-Dominion Bank, with respect to a $15 million revolving credit facility (the "Canada Revolver")
    **10.24 --   First Amendment to Canada Revolver
    **10.29 --   Stockholder Agreement among the Company, the GRAT, Paul M. Montrone and Sandra G. Montrone, dated as of April 15, 1996
    **10.30 --   Stockholder Agreement between the Company and Stonor, dated as of May  15, 1996

 EXHIBIT
   NO.                                DESCRIPTION
   --                                 -----------
***10.31 --   Credit Agreement, dated as of June 15, 1998, among the Company, Bank of
              America National Trust and Savings Association, as Documentation Agent,
              The Bank of Nova Scotia, as Syndication Agent and The Chase Manhattan
              Bank, as Administrative Agent.
 **22    --   Subsidiaries of the Company
   27    --   Financial Data Schedule

---------------
** Incorporated by reference to the relevant exhibit to the Company's Registration Statement filed with the Securities and Exchange Commission (the "SEC") on May 3, 1996, File No. 33-83766.

*** Incorporated by reference to the relevant exhibit to GenTek's Registration Statement on Form 10 (File No. 007-14789) with the Securities and Exchange Commission on January 27, 1999.

'D' Incorporated by reference to the relevant exhibit to General Chemical Corporation's Registration Statement filed with the SEC on August 11, 1993, File No. 33-64824.

'D''D' Incorporated by reference to the relevant exhibit to General Chemical Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed with the SEC.

FINANCIAL STATEMENTS

          See Item 8, beginning on page 31.

FINANCIAL STATEMENT SCHEDULES

          See Index to Financial Statement Schedule on page 59.

REPORTS ON FORM 8-K

          No report on Form 8-K has been filed by the Company during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hampton, State of New Hampshire on the 15th day of March 1999.


                               THE GENERAL CHEMICAL GROUP INC.


                               By:           /s/  WILLIAM C. KEIGHTLEY
                                    --------------------------------------------
                                               WILLIAM C. KEIGHTLEY
                                    VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                                  March 15, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

   /s/ PAUL M. MONTRONE                     Chairman of the Board and Director          March 15, 1999
------------------------------------
       PAUL M. MONTRONE

   /s/ RICHARD R. RUSSELL                   President, Chief Executive                  March 15, 1999
------------------------------------        Officer (Principal Executive
       RICHARD R. RUSSELL                   Officer) and Director

   /s/ WILLIAM C. KEIGHTLEY                 Vice President and Chief Financial          March 15, 1999
------------------------------------        Officer (Principal Financial and
       WILLIAM C. KEIGHTLEY                 Accounting Officer)


   /s/ PHILIP E. BEEKMAN                    Director                                    March 15, 1999
------------------------------------
       PHILIP E. BEEKMAN

  /s/ JOHN W. GILDEA                        Director                                    March 15, 1999
------------------------------------
      JOHN W. GILDEA

  /s/ GERALD J. LEWIS                       Director                                    March 15, 1999
------------------------------------
      GERALD J. LEWIS

  /s/ PAUL M. MEISTER                       Director                                    March 15, 1999
------------------------------------
      PAUL M. MEISTER

  /s/ SCOTT M. SPERLING                     Director                                    March 15, 1999
------------------------------------
      SCOTT M. SPERLING

  /s/ IRA STEPANIAN                         Director                                    March 15, 1999
------------------------------------
      IRA STEPANIAN

                         THE GENERAL CHEMICAL GROUP INC.
                     INDEX TO FINANCIAL STATEMENT SCHEDULES

   Schedule II -- Valuation and Qualifying Accounts ..........................60

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

                                                                     SCHEDULE II

                         THE GENERAL CHEMICAL GROUP INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                                                                            TRANSLATION
                                                  BALANCE AT     ADDITIONS    DEDUCTIONS    ADJUSTMENT     BALANCE AT
                                                   BEGINNING    CHARGED TO       FROM         DURING         END OF
                                                   OF PERIOD      INCOME       RESERVES       PERIOD         PERIOD
                                                   ---------      ------       --------       ------         ------
                                                                            (IN THOUSANDS)
Year ended December 31, 1996
    Allowance for doubtful accounts...........    $   5,674     $    174        $ (481)       $  --      $   5,367
Year ended December 31, 1997
    Allowance for doubtful accounts...........    $   5,367     $    890        $    8        $  (23)    $   6,242
Year ended December 31, 1998
    Allowance for doubtful accounts...........    $   6,242     $    587        $ (411)       $  (34)    $   6,384

                                  EXHIBIT INDEX
                                  -------------

 EXHIBIT
   NO.                                       DESCRIPTION                                                         PAGE
  ---                                        -----------                                                         ----
    ***2.0  --   Form 10, for Registration of Securities relating to Registration of GenTek, Inc.
     **3.1  --   Amended and Restated Certificate of Incorporation of the Company
     **3.2  --   Amended and Restated By-Laws of the Company                                                      --
     **4.1  --   Specimen Certificate for shares of Common Stock, $.01 par value, of the
                 Company                                                                                          --
    **10.1  --   Agreement dated as of March 15, 1996 between Paul M. Montrone and the
                 Company                                                                                          --
    **10.2  --   Amended and Restated Management Agreement effective as of January 1, 1995
                 between the Company and Latona Associates, Inc.                                                  --
   'D'10.4  --   Restated Environmental Matters Agreement among Allied-Signal, Henley, The
                 Wheelabrator Group Inc., New Hampshire Oak, Inc., and Fisher Scientific
                 Group Inc., dated as of February 26, 1986, as amended and restated as of July
                 28, 1989                                                                                         --
   'D'10.5  --   Second Amended and Restated Partnership Agreement of GCSAP dated June
                 30, 1992, among General Chemical, The Andover Group, Inc., and TOSOH
                 Wyoming, Inc.                                                                                    --
   'D'10.6  --   Amended and Restated Parent Guaranty and Transfer Agreement dated June 30,
                 1992, among New Hampshire Oak, Inc., ACI International Limited and
                 TOSOH America, Inc.                                                                              --
    **10.7  --   The General Chemical Group Inc. Deferred Compensation Plan for Non-
                 Employee Directors                                                                               --
    **10.8  --   The General Chemical Group Inc. Retirement Plan for Non-Employee
                 Directors                                                                                        --
    **10.9  --   The General Chemical Group Inc. Restricted Unit Plan for Non-Employee
                 Directors                                                                                        --
    **10.10 --   The General Chemical Group Inc. 1996 Stock Option and Incentive Plan                             --
    **10.11 --   The General Chemical Group Inc. Performance Plan                                                 --
    **10.12 --   The General Chemical Group Inc. Restricted Unit Plan                                             --
'D''D'10.13 --   First Amendment to General Chemical Corporation Equity Program, effective as of October 1,1993.
    **10.14 --   General Chemical Group Dividend Award Program, as amended December 15,
                 1995, effective as of October 1, 1993                                                            --
    **10.15 --   General Chemical Corporation Supplemental Savings and Retirement Plan                            --
   'D'10.16 --   Indenture dated as of August 15, 1993 between General Chemical and
                 Continental Bank, National Association, as trustee, with respect to the Senior
                 Subordinated Notes                                                                               --
    **10.22 --   Note Agreement dated as of April 1, 1992, among GC Canada and certain noteholders, with respect to the 9.09% Senior Notes due 1999 in aggregate
                 principal amount of $52 million                                                                  --
   'D'10.23 --   Credit Agreement dated as of June 22, 1992, between GC Canada and The
                 Toronto-Dominion Bank, with respect to a $15 million revolving credit facility
                 (the "Canada Revolver")                                                                          --
    **10.24 --   First Amendment to Canada Revolver                                                               --


 EXHIBIT
   NO.                                       DESCRIPTION                                                     PAGE
  ---                                        -----------                                                     ----
 **10.29 --    Stockholder Agreement among the Company, the GRAT, Paul M. Montrone and Sandra Montrone, dated April 15, 1996
 **10.30 --    Stockholder Agreement between the Company and Stonor, dated May 15,
               1996
***10.31 --    Credit Agreement, dated as of June 15, 1998, among the Company, Bank of
               America National Trust and Savings Association, as Documentation Agent, The
               Bank of Nova Scotia, as Syndication Agent and The Chase Manhattan Bank, as
               Administrative Agent.
    **22 --    Subsidiaries of the Company
      27 --    Financial Data Schedule                                                                          63

----------
** Incorporated by reference to the relevant exhibit to the Company's Registration Statement filed with the Securities and Exchange Commission (the "SEC") on May 3, 1996, File No. 33-83766.

*** Incorporated by reference to the relevant exhibit to GenTek's Registration Statement on Form 10 (File No. 007-14789) with the Securities and Exchange Commission on January 27, 1999.

'D' Incorporated by reference to the relevant exhibit to General Chemical Corporation's Registration Statement filed with the SEC on August 11, 1993, File No. 33-64824.

'D''D' Incorporated by reference to the relevant exhibit to General Chemical Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed with the Securities and Exchange Commission.

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The dagger symbol shall be expressed as................................ 'D'