Form 10-K405/A
period 1998-12-31
GENERAL CHEMICAL GROUP INC
filed 1999-03-16
CIK 929697

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

(MARK ONE)
    X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                     OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ________ TO _________
                       COMMISSION FILE NUMBER 1-13404

                            ------------------------

                        THE GENERAL CHEMICAL GROUP INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                     DELAWARE                                       02-0423437
          (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)

                   LIBERTY LANE                                        03842
              HAMPTON, NEW HAMPSHIRE                                (ZIP CODE)
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (603) 929-2606
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                             NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                 ON WHICH REGISTERED
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

________________________________________________________________________________

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hampton, State of New Hampshire on the 16th day of March 1999.

                                          THE GENERAL CHEMICAL GROUP INC.

                                          By:      /s/ WILLIAM C. KEIGHTLEY
                                             ...................................
                                                    WILLIAM C. KEIGHTLEY
                                             VICE PRESIDENT AND CHIEF FINANCIAL
                                                         OFFICER
                                                       March 16, 1999

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K.

EXHIBIT
  NO.                                                     DESCRIPTION
--------      ---------------------------------------------------------------------------------------------------------

 ***2.0       -- Form 10, for Registration of Securities relating to Registration of GenTek, Inc.
  **3.1       -- Amended and Restated Certificate of Incorporation of the Company
  **3.2       -- Amended and Restated By-Laws of the Company
  **4.1       -- Specimen Certificate for shares of Common Stock, $.01 par value, of the Company
  *10.1       -- Agreement dated as of March 15, 1996 between Paul M. Montrone and the Company
 **10.2       -- Amended and Restated Management Agreement effective as of January 1, 1995 between the Company and
                 Latona Associates, Inc.
'D'10.4       -- Restated Environmental Matters Agreement among Allied-Signal, Henley, The Wheelabrator Group Inc., New
                 Hampshire Oak, Inc., and Fisher Scientific Group Inc., dated as of February 26, 1986, as amended and restated as of July 28, 1989
'D'10.5       -- Second Amended and Restated Partnership Agreement of GCSAP dated June 30, 1992, among General
                 Chemical, The Andover Group, Inc., and TOSOH Wyoming, Inc.
'D'10.6       -- Amended and Restated Parent Guaranty and Transfer Agreement dated June 30, 1992, among New Hampshire
                 Oak, Inc., ACI International Limited and TOSOH America, Inc.
 **10.7       -- The General Chemical Group Inc. Deferred Compensation Plan for Non-Employee Directors
 **10.8       -- The General Chemical Group Inc. Retirement Plan for Non-Employee Directors
 **10.9       -- The General Chemical Group Inc. Restricted Unit Plan for Non-Employee Directors
 **10.10      -- The General Chemical Group Inc. 1996 Stock Option and Incentive Plan
 **10.11      -- The General Chemical Group Inc. Performance Plan
 **10.12      -- The General Chemical Group Inc. Restricted Unit Plan
'D'D'10.13    -- First Amendment to General Chemical Corporation Equity Program, effective as of October 1, 1993.
 **10.14      -- General Chemical Group Dividend Award Program, as amended December 15, 1995, effective as of October
                 1, 1993
 **10.15      -- General Chemical Corporation Supplemental Savings and Retirement Plan
 **10.22      -- Note Agreement dated as of April 1, 1992, among GC Canada and certain noteholders, with respect to the
                 9.09% Senior Notes due 1999 in aggregate principal amount of $52 million
'D'10.23      -- Credit Agreement dated as of June 22, 1992, between GC Canada and The Toronto-Dominion Bank, with respect to a $15 million revolving credit facility (the 'Canada Revolver')
 **10.24      -- First Amendment to Canada Revolver
 **10.29      -- Stockholder Agreement among the Company, the GRAT, Paul M. Montrone and Sandra G. Montrone, dated as of April 15, 1996
 **10.30      -- Stockholder Agreement between the Company and Stonor, dated as of May 15, 1996
 'D'D'D'10.31 -- Credit Agreement, dated as of June 15, 1998, among the Company, Bank of America National Trust and
                 Savings Association, as Documentation Agent, The Bank of Nova Scotia, as Syndication Agent and The
                 Chase Manhattan Bank, as Administrative Agent.
 **22         -- Subsidiaries of the Company
   27         -- Financial Data Schedule

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

'D'D'D' Incorporated by reference to the relevant exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the SEC.

                                  EXHIBIT INDEX
                                  -------------


 EXHIBIT
   NO.                               DESCRIPTION                                                         PAGE
  ---                                -----------                                                         ----
10.31 --    Credit Agreement, dated as of June 15, 1998, among the Company, Bank of
            America National Trust and Savings Association, as Documentation Agent, The
            Bank of Nova Scotia, as Syndication Agent and The Chase Manhattan Bank, as
            Administrative Agent.



                          STATEMENT OF DIFFERENCES
                          ------------------------

The section symbol shall be expressed as ............................. 'SS'
The dagger symbol shall be expressed as............................... 'D'