Form 10-Q
period 1999-03-31
GENERAL CHEMICAL GROUP INC
filed 1999-05-17
CIK 929697

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 (Mark One)

     X            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
-----------          OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-----------          OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO____



The number of shares of Common Stock outstanding at May 1, 1999 was 16,773,192 The number of shares of Class B Common Stock outstanding at May 1, 1999 was 3,958,421

================================================================================

                         THE GENERAL CHEMICAL GROUP INC.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED MARCH 31, 1999

                                      INDEX



                                                                                 PAGE NO.
                                                                                 -------

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Consolidated Statements of Operations - Three Months
          Ended March 31, 1998 and 1999.........................................      1

         Consolidated Balance Sheets - December 31, 1998 and
          March 31, 1999........................................................      2

         Consolidated Statements of Cash Flows - Three Months
          Ended March 31, 1998 and 1999.........................................      3

         Consolidated Statement of Changes in Equity - Three Months
          Ended March 31, 1999..................................................      4

         Notes to the Consolidated Financial Statements.........................     5-7

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..............................    8-10

PART II.  OTHER INFORMATION:

     Item 6.  Exhibits and Reports on Form 8-K..................................     11

     SIGNATURES.................................................................     12

     EXHIBIT INDEX..............................................................     13

     EXHIBITS  .................................................................     14



                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         THE GENERAL CHEMICAL GROUP INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                            ----------
                                                                        1998           1999
                                                                        ----           ----
Net revenues......................................................   $ 62,343     $ 61,472
Cost of sales.....................................................     49,134       51,268
Selling, general and administrative expense.......................      3,928        4,047
                                                                     --------     --------
Operating profit..................................................      9,281        6,157
Interest expense..................................................      2,916        2,669
Interest income...................................................        157          423
Foreign currency transaction (gains) losses.......................       (172)         (15)
Other expense, net................................................         36           30
                                                                     --------     --------

Income before income taxes and minority interest..................      6,658        3,896
Minority interest.................................................      4,437        2,587
                                                                     --------     --------
Income before income taxes........................................      2,221        1,309
Income tax provision..............................................        323          330
                                                                     --------     --------
           Net income.............................................   $  1,898     $    979
                                                                     ========     ========

Earnings per common share:
           Basic..................................................   $    .09     $    .05
                                                                     ========     ========
           Assuming dilution......................................   $    .09     $    .05
                                                                     ========     ========
Dividends declared per share......................................   $    .05     $    .05
                                                                     ========     ========


      See the accompanying notes to the consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                                      DECEMBER 31,     MARCH 31,
                                                                                          1998           1999
                                                                                          ----           ----
                                                                                                      (UNAUDITED)
Current assets:
       Cash and cash equivalents...................................................    $   1,127       $   1,249
       Receivables, net............................................................       58,601          58,766
       Inventories.................................................................       25,508          22,571
       Deferred income taxes.......................................................        4,392           4,383
       Other current assets........................................................        1,659           4,988
                                                                                       ---------       ---------
          Total current assets.....................................................       91,287          91,957
Property, plant and equipment, net.................................................      141,808         141,900
Other assets                                                                              15,619          16,687
                                                                                       ---------       ---------
          Total assets.............................................................    $ 248,714       $ 250,544
                                                                                       =========       =========

                             LIABILITIES AND EQUITY

Current liabilities:
      Accounts payable.............................................................    $  24,298       $  26,182
      Accrued liabilities..........................................................       25,146          27,923
      Income taxes payable.........................................................        1,988              --
                                                                                       ---------       ---------
          Total current liabilities................................................       51,432          54,105
Other liabilities..................................................................       78,561          83,829
                                                                                       ---------       ---------
          Total liabilities........................................................      129,993         137,934
Minority interest..................................................................       43,429          45,090
                                                                                       ---------       ---------
Equity:
      Preferred Stock, $.01 par value; authorized 10,000,000
       shares; none issued or outstanding..........................................           --              --
      Common stock, $.01 par value; authorized 100,000,000
       shares; issued:  12,654,489 shares at December 31, 1998 and
       March 31, 1999..............................................................          127             127
Class B Common Stock, $.01 par value; authorized
      40,000,000 shares, issued and outstanding:
      9,758,421 shares at December 31, 1998 and March 31, 1999.....................           97              97
Capital deficit....................................................................      (51,675)        (60,026)
Accumulated other comprehensive income.............................................       (2,840)         (2,867)
Retained earnings..................................................................      162,378         163,357
Treasury stock, at cost:  1,641,166 and 1,681,297 shares at
December 31, 1998 and March 31, 1999, respectively.................................      (32,795)        (33,168)
                                                                                       ---------       --------
Total equity ......................................................................       75,292          67,520
                                                                                       ---------       ---------
          Total liabilities and equity.............................................    $ 248,714       $ 250,544
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

                         THE GENERAL CHEMICAL GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                               ---------
                                                                                          1998           1999
                                                                                          ----           ----
Cash flows from operating activities:
       Net income............................................................         $   1,898      $    979
       Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization.......................................             4,460         4,243
         Decrease in receivables.............................................            13,126           271
         Decrease in inventories.............................................               809         3,259
         Increase (decrease) in accounts payable.............................            (4,425)        1,558
         Increase in accrued liabilities.....................................             3,646           619
         (Decrease) in income taxes payable..................................            (1,217)       (2,702)
         Increase (decrease) in other liabilities and assets, net............            (7,125)        2,212
         Increase in minority interest.......................................             4,396         1,661
                                                                                      ---------      --------
             Net cash provided by operating activities.......................            15,568        12,100
                                                                                      ---------      --------
Cash flows from investing activities:
       Capital expenditures..................................................            (2,545)       (3,254)
       Other financing activities...........................................                (75)         (373)
                                                                                      ---------      --------
             Net cash (used for) investing activities........................            (2,620)       (3,627)
                                                                                      ---------      --------
Cash flows from financing activities:
       Net transactions with GenTek..........................................           (13,164)       (8,351)
                                                                                      ----------     --------
             Net cash  (used for) financing activities.......................           (13,164)       (8,351)
                                                                                      ---------      --------
Increase (decrease) in cash and cash equivalents.............................              (216)          122
Cash and cash equivalents at beginning of period.............................             1,352         1,127
                                                                                      ---------      --------
Cash and cash equivalents at end of period...................................         $   1,136      $  1,249
                                                                                      =========      ========

      See the accompanying notes to the consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.
              CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          ACCUMULATED
                                                    CLASS B                                 OTHER
                                         COMMON      COMMON    TREASURY       CAPITAL    COMPREHENSIVE     RETAINED
                                          STOCK      STOCK      STOCK         DEFICIT    INCOME (LOSS)     EARNINGS      TOTAL
                                          -----      ------     -----         -------    -------------     --------      -----
Balance at December 31, 1998.......     $    127   $     97    $ (32,795)   $ (182,057)   $   (2,446)      $162,378   $  (54,696)
  Distribution of GenTek, Inc......           --         --           --       130,382          (394)            --      129,988
                                        --------   --------    ---------    ----------    ----------       --------   ----------
Balance at December 31, 1998
 (as adjusted).....................          127         97      (32,795)      (51,675)       (2,840)       162,378       75,292
    Net Income.....................           --         --           --            --            --            979          979
Transfers to GenTek................           --         --           --        (8,351)           --             --       (8,351)
Comprehensive income...............           --         --           --            --           (27)            --          (27)
Purchase of Treasury Stock.........           --         --         (373)           --            --             --         (373)
                                        --------   --------    ---------    ----------    ----------      ---------   ----------
Balance at March 31, 1999..........     $    127   $     97    $ (33,168)   $  (60,026)   $   (2,867)     $ 163,357   $   67,520
                                        ========   ========    =========    ==========    ==========      =========   ==========


      See the accompanying notes to the consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         On April 30, 1999, The General Chemical Group Inc. ("GCG") completed the separation of its Manufacturing and Performance Products Segments from its Industrial Chemicals Segment through a distribution of stock of GenTek Inc. to stockholders of GCG (the "Spinoff"). In connection with the Spinoff, GCG transferred the Manufacturing and Performance Products Segments to a wholly-owned subsidiary, GenTek Inc. ("GenTek"), and distributed the stock of GenTek to shareholders of GCG. On April 30, 1999, GCG and GenTek became separate, publicly-traded companies on the New York Stock Exchange. GCG continues to trade using the GCG symbol. GCG owns and operates the Industrial Chemicals Segment, and GenTek owns and operates the businesses comprising the Manufacturing and Performance Products Segments.

         On March 18, 1999, GCG filed with the Securities and Exchange Commissions a report on Form 8-K with respect to the Spinoff, and on April 8, 1999 GenTek Inc. filed with the Securities and Exchange Commission an
Amendment No. 2 to Registration Statement on Form 10 to register its common stock under the Securities Exchange Act of 1934. Both such Form 8-K and Form 10 are incorporated herein by reference.

         The Spinoff was treated as a reverse spin-off for financial statement purposes because a greater proportion of GCG's assets and operations are held by GenTek after the Spinoff. Therefore, the Spinoff has been reflected, for financial statement presentation, as if GCG is a new company consisting of the Industrial Chemicals Segment.

         The accompanying unaudited consolidated financial statements include the accounts of GCG and its subsidiaries (collectively, the "Company"). These unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The Company's financial statements should be read in conjunction with the financial statements and the notes thereto for the Industrial Chemicals Business for the year ended December 31, 1998 included in the Form 8-K and the Form 10.

         For the purpose of governing certain ongoing relationships between the Company and GenTek after the Spinoff and to provide mechanisms for an orderly transition, the Company and GenTek have entered into various agreements. Management believes that the agreements are comparable to those which would have been reached in arm's length negotiations with unaffiliated parties.

         Certain prior-period amounts have been reclassified to conform with the current presentation.

NOTE 2 - COMPREHENSIVE INCOME

         Total comprehensive income is comprised of net income and foreign currency translation gains and losses. Total comprehensive income for the three months ended March 31, 1998 and 1999 was $1,901 and $963, respectively.

                         THE GENERAL CHEMICAL GROUP INC.

                      FOR THE QUARTER ENDED MARCH 31, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

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

         The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                                  ---------
                                                                         1998              1999
                                                                         ----              ----
Basic earnings per common share:
         Weighted average common shares outstanding...................   21,049,357       20,847,073
                                                                        ===========     ============

Diluted earnings per common share:
         Weighted average common shares outstanding...................   21,049,357       20,847,073
         Options and Restricted Units.................................      976,945          611,425
                                                                        -----------     ------------

Denominator for diluted earnings per common share.....................   22,026,302       21,458,498
                                                                        ===========     ============


         At March 31, 1998 and 1999 options to purchase 60,000 shares and 1,704,500 shares of common stock, respectively, were not included in the computation of diluted earnings per common share because the exercise price was greater than the average market price of the common shares. The options, which expire during 2007 and 2008, were still outstanding at March 31, 1999.

NOTE 4 - ADDITIONAL FINANCIAL INFORMATION

         The components of inventories were as follows:

                                                                        DECEMBER 31,         MARCH 31,
                                                                            1998               1999
                                                                            ----               ----
                                                                                            (UNAUDITED)
               Raw materials......................................      $     3,480       $     2,526
               Work in process....................................            1,839             2,199
               Finished products..................................           13,297             9,450
               Supplies and containers............................            6,892             8,396
                                                                        -----------       -----------
                                                                        $    25,508       $    22,571
                                                                        ===========       ===========

NOTE 5 - DIVIDENDS

         On March 10, 1999, GCG's Board of Directors declared a quarterly cash dividend of $.05 per share, payable April 5, 1999, to shareholders of record on March 24, 1999. As a consequence of the Spinoff, the Board of Directors of GCG does not expect to pay dividends in the near future. The dividend policies of GCG are subject to change and will be based on, among other factors, its operating results and financial requirements and the restrictions imposed by its financing facilities.

                         THE GENERAL CHEMICAL GROUP INC.

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)
                      FOR THE QUARTER ENDED MARCH 31, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


NOTE 6 - RELATED PARTY TRANSACTIONS

MANAGEMENT AGREEMENT

         GCG is party to a management agreement with Latona Associates (which is controlled by a stockholder of GCG) under which GCG receives corporate supervisory and administrative services and strategic guidance for a quarterly fee. In connection with the Spinoff, Latona agreed to provide its services separately to GCG and GenTek. The Industrial Chemicals Business' share of this management fee is $285 and $146 for the three months ended March 31, 1998 and 1999, respectively.

OTHER TRANSACTIONS

         GCG supplies soda ash to General Chemical Corporation ("GCC"), a wholly-owned subsidiary of The General Chemical Group prior to the Spinoff, and after the Spinoff, a wholly-owned subsidairy of GenTek. For the three months ended March 31, 1998 and 1999, sales to GCC amounted to $1,298 and $931, respectively.

NOTE 7 - GEOGRAPHIC INFORMATION

                                                           TOTAL REVENUES               OPERATING PROFIT
                                                              MARCH 31,                     MARCH 31,
                                                              ---------                     ---------
                                                        1998           1999            1998           1999
                                                        ----           ----            ----           ----
     United States.............................     $    48,450   $    47,337      $    7,960     $    5,664
     Foreign  .................................          19,754        21,933           1,321            493
     Elimination ..............................          (5,861)       (7,798)             --             --
                                                    -----------   -----------      ----------     ----------
                                                    $    62,343   $    61,472      $    9,281     $    6,157
                                                    ===========   ===========      ==========     ==========


NOTE 8 - SUBSEQUENT EVENT

         As of April 30, 1999, and in connection with the Spinoff, the Company's subsidiary General Chemical Industrial Products Inc. ("GCIP") issued and sold $100,000 aggregate principal amount of 10 5/8% Senior Subordinated Notes due 2009 and entered into an $85,000 revolving credit facility with certain lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, The Chase Manhattan Bank of Canada, as Canadian Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, and The First National Bank of Chicago as Documentation Agent.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

March 31, 1999 Compared with December 31, 1998


Financial Condition

         Cash and cash equivalents were $1.2 million at March 31, 1999 compared with $1.1 million at December 31, 1998. During the first three months of 1999, the Company generated cash flow from operating activities of $12.1 million, and used cash of $3.3 million for capital expenditures and transferred $8.4 million to GenTek.

         The Company had working capital of $37.9 million at March 31, 1999 as compared with $39.9 million at December 31, 1998. This decrease in working capital principally reflects lower inventories.

Results of Operations

         Net revenues for the three month period ended March 31, 1999 were $61.5 million, versus $62.3 million for the comparable period in 1998. This decrease is due to lower soda ash prices partially offset by higher calcium chloride volumes.

         Gross profit for the three month period ended March 31, 1999 decreased $3.0 million to $10.2 million from $13.2 million for the comparable prior year period. Gross profit as a percentage of sales decreased 4 percent to 17 percent for the three months ended March 31, 1999 versus 21 percent for the three month period ended March 31, 1998 primarily due to the above-mentioned lower soda ash prices.

         Selling, general and administrative expense as a percentage of net revenues was 6 percent and 7 percent for the three months ended March 31, 1998 and 1999, respectively.

         Interest expense for the three month period ended March 31, 1999 was $2.7 million, which was $.2 million lower than the comparable prior year level.

         Interest income for the three month period ended March 31, 1999 was $.4 million, which was $.3 million higher than the comparable prior year level.

         Minority interest for the three month period ended March 31, 1999 was $2.6 million compared with $4.4 million for the three month period ended March 31, 1998, reflecting lower earnings due to weaker soda ash pricing of General Chemical (Soda Ash) Partners.

         Net income was $1.0 million for the three month period ended March 31, 1999, versus $1.9 million for the comparable period in 1998, for the foregoing reasons.

YEAR 2000 ISSUE

         Following the Spinoff, GenTek provides GCG with MIS and
MIS-supported functions, including MIS personnel, hardware and software on a service contract basis through approximately December 31, 2001. During this period, GenTek provides to the Company the services related to the remediation of the Year 2000 problem. A Year 2000 problem will occur where date-sensitive software uses two digit year date fields, sorting the Year 2000 ("00") before Year 1999 ("99"). The Year 2000 problem can arise in hardware, software or any other equipment or process that uses embedded software or other technology. The failure of such systems to properly recognize dates after December 31, 1999 could result in data corruption and processing errors.

         The Company completed an assessment of its Year 2000 compliance status in early 1997 and began work on its remediation program immediately thereafter. GenTek, which is principally responsible for overseeing the MIS functions through 2001, intends to continue the Year 2000 remediation program for both GenTek and the Company and is expected to effect all conversion efforts needed to prevent the potential impact of Year 2000 problems. The Company intends to work on the separation of MIS functions after resolution of Year 2000 problems. The Company anticipates that it will recruit its own MIS staff during 2001 and that by approximately December, 2001 a separation of its MIS functions will be completed.

         The remediation program has been structured to address its Systems. The Company has spent approximately $1.0 million to replace or reprogram existing Systems and complete the Year 2000 compliance program for the MIS functions serving both GenTek and the Company. All material Systems are Year 2000 compliant as of March 31, 1999 and substantially all Systems will be Year 2000 compliant by December 31, 1999. In the event that material Systems are not Year 2000 compliant, the Company may experience reductions or interruptions in operations which could have a material adverse effect on the Company's results of operations.

         In addition, the Company is working with GenTek to determine the Year 2000 compliance status of its material vendors, suppliers and service providers, including the railroad and trucking companies used to ship its products. Based on currently available information, management does not anticipate any material impact to the Company based on the failure of such third parties to be Year 2000 compliant. However, the process of evaluating the Year 2000 compliance status of material third parties is continually ongoing and, therefore, no guaranty or warranty can be made as to such third parties' future compliance status or its potential effect on the Company. Management believes there exists a sufficient number of suppliers of raw materials so that alternate sources will be available if any supplier is unable to deliver raw materials due to the Year 2000 issue. There can be no assurances, however, that such alternate sources will be able to supply all the requirements in a timely manner or on terms comparable with those of its current suppliers. If the railroads or trucking companies that ship the Company's products fail to be Year 2000 compliant, the Company may not be able to arrange alternative and timely means to ship its goods, which could lead to interruptions or slowdowns in its business. The Company is preparing for the possible use of alternative suppliers and means of transportation, possible adjustment of raw material and product inventory levels and contingencies with respect to potential energy source interruptions, all in an effort to minimize the effects, if any, of Year 2000 related interruptions or slowdowns caused by suppliers and transporters.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not expect to enter into financial instruments for trading purposes. The Company anticipates periodically entering into interest rate swap agreements to effectively convert all or a portion of its floating-rate debt to fixed-rate debt in order to reduce its exposure to movements in interest rates. Such agreements would involve the exchange of fixed and floating interest rate payments over the life of the agreement without the exchange of the underlying principal amounts. The Company also anticipates periodically entering into currency agreements to partially reduce its exposure to movements in currency exchange rates. Swap agreements will only be entered into with strong creditworthy parties.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


***2.1    Amendment No. 2 to Form 10 of GenTek Inc. for registration of
          Securities of GenTek Inc.

***2.2    Separation Agreement among the Company, GenTek Inc., General Chemical
          Industrial Products Inc. and General Chemical Corporation

***10.32  Employee Benefits Agreement among the Company, General Chemical
          Industrial Products Inc. and General Chemical Corporation

***10.33  Tax Sharing Agreement between GenTek Inc. and the Company

***10.34 Intellectual Property Agreement between General Chemical Corporation, the Company, GenTek Inc. and General Chemical Industrial Products Inc.

   10.35  Amended and Restated Management Agreement between the Company and
          Latona Associates Inc.

***10.36 Registration Rights Agreement between Paul Montrone and the Company, as assumed by GenTek Inc. with respect to Common Stock of GenTek Inc.

   10.37  Credit Agreement, dated as of April 30, 1999, among General Chemical
          Industrial Products Inc. and General Chemical Canada Ltd. as
          Borrowers, the several Lenders from time to time parties thereto, The
          Chase Manhattan Bank, as Administrative Agent, The Chase Manhattan
          Bank of Canada, as Canadian Administrative Agent, The Bank of Nova
          Scotia, as Syndication Agent, and The First National Bank of Chicago as Documentation Agent

   10.38 Guarantee and Collateral Agreement, dated as of April 30, 1999, made by General Chemical Industrial Products Inc. and certain of its subsidiaries in favor of the Chase Manhattan Bank, as Collateral
          Agent.

   10.39  Indenture, dated as of April 30, 1999, between General Chemical
          Industrial Products Inc. and U.S. National Trust Association, as
          Trustee 10.40 Amended and Restated Management Agreement, dated April
          28, 1999, between the Company and Latona Associates, Inc.

   27     Financial Data Schedule

--------------
*** Incorporated by reference to GenTek Inc.'s Registration Statement Amendment
    No. 2 on Form 10 (File No. 001-14789) filed with the Securities and Exchange Commission on April 8, 1999.

    (b) Report filed on Form 8-K.

         On March 18, 1999, GCG filed a Form 8-K with the Securities and Exchange Commission. Item 2 of the Form 8-K reported GCG's separation of its Manufacturing and Performance Products Segments from its Industrial Chemicals Segment through the Spinoff. GCG accomplished this spinoff by transferring its Manufacturing and Performance Products Segments to its subsidiary, GenTek Inc., and distributing the stock of GenTek Inc. to shareholders of GCG. As a result of the Spinoff, GCG and GenTek Inc. became separate, independent companies.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                THE GENERAL CHEMICAL GROUP INC.
                                            ------------------------------------------
                                                            Registrant

Date     May  14, 1999                      JOHN M. KEHOE, JR.
         --------------------               ------------------------------------------
                                            JOHN M. KEHOE, JR.
                                            President and Chief Executive Officer
                                            (Principal Executive Officer) and Director



Date     May  14, 1999                      STEWART A. FISHER
         --------------------               ------------------------------------------
                                            STEWART A. FISHER
                                            Vice President and Chief Financial Officer
                                            (Principal Financial and Accounting Officer)


                                  EXHIBIT INDEX

EXHIBIT NO.                                 DESCRIPTION                                       PAGE
-----------                                 -----------                                       ----

***2.1    Amendment No. 2 to Form 10 of GenTek Inc. for registration of
          Securities of GenTek Inc. ............................................

***2.2    Separation Agreement among the Company, GenTek Inc., General Chemical
          Industrial Products Inc. and General Chemical Corporation.............

***10.32  Employee Benefits Agreement among the Company, General Chemical
          Industrial Products Inc. and General Chemical Corporation.............

***10.33  Tax Sharing Agreement between GenTek Inc. and the Company ............

***10.34  Intellectual Property Agreement between General Chemical Corporation, the Company, GenTek Inc. and General Chemical Industrial Products
          Inc...................................................................

   10.35  Amended and Restated Management Agreement between the Company and
          Latona Associates Inc. ...............................................Filed herewith Electronically

***10.36 Registration Rights Agreement between Paul Montrone and the Company, as assumed by GenTek Inc. with respect to Common Stock of GenTek Inc..

   10.37  Credit Agreement, dated as of April 30, 1999, among General Chemical
          Industrial Products Inc. and General Chemical Canada Ltd. as
          Borrowers, the several Lenders from time to time parties thereto, The
          Chase Manhattan Bank, as Administrative Agent, The Chase Manhattan
          Bank of Canada, as Canadian Administrative Agent, The Bank of Nova
          Scotia, as Syndication Agent, and The First National Bank of Chicago
          as Documentation Agent................................................Filed herewith Electronically

   10.38  Guarantee and Collateral Agreement, dated as of April 30, 1999, made by General Chemical Industrial Products Inc. and certain of its subsidiaries in favor of the Chase Manhattan Bank, as Collateral
          Agent.................................................................Filed herewith Electronically

   10.39  Indenture, dated as of April 30, 1999, between General Chemical
          Industrial Products Inc. and U.S. National Trust Association, as
          Trustee...............................................................Filed herewith Electronically

   27     Financial Data Schedule...............................................Filed herewith Electronically


---------------
*** Incorporated by reference to GenTek Inc.'s Registration Statement Amendment No. 2 on Form 10 (File No. 001-14789) filed with the Securities and Exchange Commission on April 8, 1999.



                          STATEMENT OF DIFFERENCES
                          ------------------------

The section symbol shall be expressed as ............................. 'SS'