Form 10-Q
period 1999-06-30
GENERAL CHEMICAL GROUP INC
filed 1999-08-16
CIK 929697

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (Mark One)

     X              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   -----             OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR
   -----        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of Common Stock outstanding at August 2, 1999 was
16,860,940
The number of shares of Class B Common Stock outstanding at August 2, 1999 was 3,958,421

================================================================================

                         THE GENERAL CHEMICAL GROUP INC.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED JUNE 30, 1999

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I. FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Consolidated Statements of Operations - Three Months
          And Six Months Ended June 30, 1998 and 1999.....................    1

         Consolidated Balance Sheets - December 31, 1998 and
          June 30, 1999...................................................    2

         Consolidated Statements of Cash Flows - Six Months
          Ended June 30, 1998 and 1999....................................    3

         Consolidated Statement of Changes in Equity - Six Months
          Ended June 30, 1999.............................................    4

         Notes to Consolidated Financial Statements.......................   5-8

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................  9-10

PART II.  OTHER INFORMATION:

     Item 4.  Submission of Matters to a Vote of Security Holders.........   11

     Item 6.  Exhibits and Reports on Form 8-K............................   11

     SIGNATURES...........................................................   12

     EXHIBIT INDEX........................................................   13

     EXHIBITS  ...........................................................   14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         THE GENERAL CHEMICAL GROUP INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                  JUNE 30,                  JUNE 30,
                                                            --------------------      -------------------
                                                              1998        1999         1998        1999
                                                              ----        ----         ----        ----
Net revenues..............................................   $71,041     $69,165     $133,384    $130,637
Cost of sales.............................................    53,770      53,922      102,904     105,226
Selling, general and administrative expense...............     4,142       6,242        8,070      10,257
                                                             -------     -------     --------    --------
Operating profit..........................................    13,129       9,001       22,410      15,154
Interest expense..........................................     2,953       3,433        5,869       6,102
Interest income...........................................       158         284          315         581
Foreign currency transaction (gains) losses...............       290         (36)         154        (141)
Other (income) expense, net...............................       161           2          161          (8)
                                                             -------     -------     --------    --------
Income before income taxes and minority interest..........     9,883       5,886       16,541       9,782
Minority interest.........................................     3,690       2,920        8,127       5,507
                                                             -------     -------     --------    --------
Income before income taxes................................     6,193       2,966        8,414       4,275
Income tax provision......................................     2,152         671        2,475       1,001
                                                             -------     -------     --------    --------
           Net income.....................................    $4,041      $2,295       $5,939      $3,274
                                                             =======     =======     ========    ========

Earnings per common share:

           Basic..........................................     $ .19       $ .11        $ .28       $ .16
                                                               =====       =====        =====       =====
           Assuming dilution..............................     $ .18       $ .11        $ .27       $ .15
                                                               =====       =====        =====       =====


Dividends declared per share..............................     $ .05      $    -        $ .10       $ .05
                                                               =====      ======        =====       =====


        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                                 DECEMBER 31,      JUNE 30,
                                                                                     1998            1999
                                                                                     ----            ----
                                                                                                 (UNAUDITED)
Current assets:
       Cash and cash equivalents..............................................     $   1,127       $  26,563
       Receivables, net.......................................................        58,601          66,115
       Inventories............................................................        25,508          21,386
       Deferred income taxes..................................................         4,392           5,340
       Other current assets...................................................         1,659           5,784
                                                                                   ---------       ---------
          Total current assets................................................        91,287         125,188
Property, plant and equipment, net............................................       141,808         143,945
Other assets                                                                          15,619          22,271
                                                                                   ---------       ---------
          Total assets........................................................     $ 248,714       $ 291,404
                                                                                   =========       =========

                        LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
      Accounts payable........................................................     $  24,298       $  30,003
      Accrued liabilities.....................................................        25,146          30,009
      Income taxes payable....................................................         1,988              --
                                                                                   ---------       ---------
          Total current liabilities...........................................        51,432          60,012
Long-term debt................................................................            --         150,098
Other liabilities.............................................................        78,561          80,988
                                                                                   ---------       ---------
          Total liabilities...................................................       129,993         291,098
Minority interest.............................................................        43,429          39,993
                                                                                   ---------       ---------
Equity (Deficit):
      Preferred Stock, $.01 par value; authorized 10,000,000
        shares; none issued or outstanding....................................            --              --
      Common Stock, $.01 par value; authorized 100,000,000
        shares; issued:  12,654,489 and 18,557,314 shares at
        December 31, 1998 and June 30, 1999, respectively.....................           127             186
      Class B Common Stock, $.01 par value; authorized
        40,000,000 shares, issued and outstanding: 9,758,421 and 3,958,421
        shares at December 31, 1998 and June 30, 1999, respectively...........            97              39
      Capital deficit.........................................................       (51,675)       (169,529)
      Accumulated other comprehensive income..................................        (2,840)         (2,795)
      Retained earnings.......................................................       162,378         165,652
      Treasury stock, at cost:  1,641,166 and 1,696,374 shares at
        December 31, 1998 and June 30, 1999, respectively.....................       (32,795)        (33,240)
                                                                                   ---------       ---------
      Total equity (deficit)..................................................        75,292         (39,687)
                                                                                   ---------       ---------
          Total liabilities and equity (deficit)..............................     $ 248,714       $ 291,404
                                                                                   =========       =========


        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                              -------
                                                                         1998          1999
                                                                         ----          ----
Cash flows from operating activities:
       Net income..................................................... $  5,939     $   3,274
       Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization................................    8,624         8,570
         Net loss on disposition of long-term assets..................      160            --
         Decrease (increase) in receivables...........................    4,828        (7,514)
         (Increase) decrease in inventories...........................   (1,043)        4,122
         (Decrease) increase  in accounts payable.....................   (2,557)        5,705
         Increase in accrued liabilities..............................    6,285         4,863
         Decrease in income taxes payable.............................   (1,697)       (1,988)
         Decrease in other liabilities and assets, net................     (369)       (5,955)
         Increase (decrease) in minority interest.....................    2,210        (3,436)
                                                                       --------     ---------
             Net cash provided by operating activities................   22,380         7,641
                                                                       --------     ---------
Cash flows from investing activities:
       Capital expenditures...........................................   (8,617)       (9,346)
                                                                       --------     ---------
             Net cash used for investing activities...................   (8,617)       (9,346)
                                                                       --------     ---------
Cash flows from financing activities:
       Net transactions with GenTek...................................  (13,819)     (117,854)
       Proceeds from long-term debt...................................       --       145,439
       Other financing activities.....................................       --          (444)
                                                                       --------     ---------
             Net cash provided by (used for) financing activities.....  (13,819)       27,141
                                                                       --------     ---------
(Decrease) increase in cash and cash equivalents......................      (56)       25,436
Cash and cash equivalents at beginning of period......................    1,352         1,127
                                                                       --------     ---------
Cash and cash equivalents at end of period............................ $  1,296     $  26,563
                                                                       ========     =========
Supplemental disclosure of cash flow information:
       Cash paid during the period for:
         Interest..................................................... $     --    $      310


        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.
              CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           ACCUMULATED
                                                     CLASS B                                  OTHER
                                         COMMON      COMMON      TREASURY     CAPITAL     COMPREHENSIVE     RETAINED
                                          STOCK      STOCK        STOCK       DEFICIT     INCOME (LOSS)     EARNINGS     TOTAL
                                          -----      -----        -----       -------     ------------      --------     -----
Balance at December 31, 1998.......     $    127   $     97    $ (32,795)   $  (182,057)   $  (2,446)     $  162,378  $  (54,696)
  Distribution of GenTek Inc.......           --         --           --        130,382         (394)             --     129,988
                                        --------   --------    ---------    -----------    ---------      ----------  ----------
Balance at December 31, 1998
  (as adjusted)....................          127         97      (32,795)       (51,675)      (2,840)        162,378      75,292
    Net Income.....................           --         --           --             --           --           3,274       3,274
Transfers to GenTek Inc............           --         --           --       (117,854)          --              --    (117,854)
Comprehensive income...............           --         --           --             --           45              --          45
Conversion of Class B Common
  Stock to Common Stock............           58        (58)          --             --           --              --          --
Restricted unit plan grants,
  cancellations, tax benefits and
  other............................            1         --           --             --           --              --           1
Purchase of Treasury Stock.........           --         --         (445)            --           --              --        (445)
                                        --------   --------    ---------    -----------   -----------     ----------  ----------
Balance at June 30, 1999...........     $    186   $     39     $(33,240)   $  (169,529)   $  (2,795)     $  165,652   $ (39,687)
                                        ========   ========    =========    ===========   ===========     ==========  ==========





        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


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

     On March 18, 1999, GCG filed with the Securities and Exchange Commission a report on Form 8-K with respect to the Spinoff, and on April 15, 1999 GenTek's Registration Statement on Form 10 regarding the registration of its common stock under the Securities Exchange Act of 1934 was declared effective by the Securities and Exchange Commission.

     The Spinoff was treated as a reverse spinoff for financial statement purposes because a greater proportion of GCG's assets and operations are held by GenTek after the Spinoff. Therefore, the Spinoff has been reflected, for financial statement presentation, as if GCG is a new company consisting of the Industrial Chemicals Segment. Included in selling, general and administrative expense in the accompanying consolidated statement of operations are Spinoff related expenses of $1,900.

     The accompanying unaudited consolidated financial statements include the accounts of GCG and its subsidiaries (collectively, the "Company"). These unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The Company's financial statements should be read in conjunction with the financial statements and the notes thereto for the Industrial Chemicals Business for the year ended December 31, 1998 included in the Form 8-K and the Form 10.

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

                         THE GENERAL CHEMICAL GROUP INC.

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


NOTE 2 - COMPREHENSIVE INCOME

     Total comprehensive income is comprised of net income and foreign currency translation gains and losses. Total comprehensive income for the six months ended June 30, 1998 and 1999 was $5,300 and $3,301, respectively.

NOTE 3 - EARNINGS PER SHARE

     The computation of basic earnings per share is based on the weighted average number of common shares and contingently issuable shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all stock options and restricted units, using the treasury stock method.

     The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                           JUNE 30,                        JUNE 30,
                                                           -------                         -------
                                                    1998            1999             1998             1999
                                                    ----            ----             ----             ----
Basic earnings per common share:
     Weighted average common shares
     Outstanding..............................   21,103,029       20,917,491      21,076,344        20,882,282
                                                 ==========       ==========      ==========        ==========

Diluted earnings per common share:
     Weighted average common shares
     Outstanding..............................   21,103,029       20,917,491      21,076,344        20,882,282
     Options and Restricted Units.............      898,170          493,656         872,333           591,519
                                                 ----------       ----------      ----------        ----------

Denominator for diluted earnings per
     common share.............................   22,001,199       21,411,147      21,948,677        21,473,801
                                                 ==========       ==========      ==========        ==========

     At June 30, 1998 and 1999 options to purchase 60,000 shares and 1,671,700 shares of common stock, respectively, were not included in the computation of diluted earnings per common share because the exercise price was greater than the average market price of the common shares. The options, which expire during 2007, 2008 and 2009, were still outstanding at June 30, 1999.

                         THE GENERAL CHEMICAL GROUP INC.

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


NOTE 4 - ADDITIONAL FINANCIAL INFORMATION

     The components of inventories were as follows:

                                                          DECEMBER 31,       JUNE 30,
                                                              1998             1999
                                                              ----             ----
                                                                            (UNAUDITED)
      Raw materials......................................  $    3,480        $  2,204
      Work in process....................................       1,839           2,698
      Finished products..................................      13,297           8,189
      Supplies and containers............................       6,892           8,295
                                                           ----------        --------
                                                           $   25,508        $ 21,386
                                                           ==========        ========

NOTE 5 - LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                 DECEMBER 31,         JUNE 30,
                                                 MATURITIES          1998               1999
                                                 ----------          ----               ----
                                                                                    (UNAUDITED)
      $85 Million Revolving Credit
           Facility-floating rate............       2004            $      --        $ 50,098

      Senior Subordinated
           Notes - 10 5/8%...................       2009                   --         100,000
                                                                    ---------        --------

      Total Debt.............................                              --         150,098
           Less: Current Portion.............                              --              --
                                                                    ---------        --------
      Net Long-Term Debt.....................                       $      --        $150,098
                                                                    =========        ========

     On April 30, 1999, in connection with the Spinoff, the Company's subsidiary, General Chemical Industrial Products Inc. ("GCIP"), and GCIP's Canadian subsidiary, General Chemical Canada Ltd., entered into an $85,000 revolving credit facility ("Credit Facility") with certain lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, The Chase Manhattan Bank of Canada, as Canadian Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, and The First National Bank of Chicago as Documentation Agent. Of this amount, up to $60,000 is available for borrowing by the Canadian subsidiary. In addition, on April 30, 1999, GCIP issued and sold $100,000 aggregate principal amount of 10 5/8% Senior Subordinated Notes due 2009.

     The Senior Subordinated Notes are unsecured while the $85 million Credit Facility is secured by 100% of the capital stock of GCIP, 100% of the owned capital stock of, and guarantees from, the direct and indirect domestic subsidiaries of the Company, 65% of certain owned foreign subsidiaries of the Company and substantially all of the other assets of the Company. In addition, the portion of the Credit Facility available to the Company's Canadian subsidiary is secured by substantially all of the assets of the Company's Canadian subsidiary. The Senior

                         THE GENERAL CHEMICAL GROUP INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

Subordinated Notes and the Credit Facility contain certain covenants with respect to additional indebtedness, and preferred stock by subsidiaries, restricted payments, transactions with affiliates, liens, dividends and other payment instructions affecting subsidiaries, consolidations, mergers, the sale of assets and financial tests.

NOTE 6 - DIVIDENDS

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

NOTE 7 - RELATED PARTY TRANSACTIONS

MANAGEMENT AGREEMENT

     GCG is party to a management agreement with Latona Associates (which is controlled by a stockholder of GCG) under which GCG receives corporate supervisory and administrative services and strategic guidance for a quarterly fee. In connection with the Spinoff, Latona agreed to provide its services separately to GCG and GenTek. GCG's share of this management fee is $570 and $738 for the six months ended June 30, 1998 and 1999, respectively.

TRANSITION SUPPORT AGREEMENT

     GCG and GenTek have entered into various transition agreements that provide mechanisms for an orderly transition after the Spinoff. For the period from April 30, 1999 to June 30, 1999, GenTek charged GCG $618 related to these transition agreements.

OTHER TRANSACTIONS

     GCG supplies soda ash to General Chemical Corporation ("GCC"), a wholly-owned subsidiary of The General Chemical Group prior to the Spinoff, and after the Spinoff, a wholly-owned subsidairy of GenTek. For the six months ended June 30, 1998 and 1999, sales to GCC amounted to $3,434 and $5,106, respectively.

NOTE 8 - GEOGRAPHIC INFORMATION

                                                           TOTAL REVENUES               OPERATING PROFIT
                                                              JUNE 30,                      JUNE 30,
                                                              --------                      --------
                                                        1998           1999            1998           1999
                                                        ----           ----            ----           ----
     United States.............................        $ 99,611      $ 93,312         $16,976        $ 9,391
     Foreign  .................................          49,546        51,790           5,746          5,838
     Elimination ..............................         (15,773)      (14,465)           (312)           (75)
                                                       --------      --------         -------        -------
                                                       $133,384      $130,637         $22,410        $15,154
                                                       ========      ========         =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

June 30, 1999 Compared with December 31, 1998

Financial Condition

     Cash and cash equivalents were $26.6 million at June 30, 1999 compared with $1.1 million at December 31, 1998. During the first six months of 1999, the Company generated cash flow from operating activities of $7.7 million and received net proceeds from debt of $145.4 million, and used cash of $9.3 million for capital expenditures and transferred $117.9 million to GenTek for repayment of preSpinoff debt.

     The Company had working capital of $65.2 million at June 30, 1999 as compared with $39.9 million at December 31, 1998. This increase in working capital principally reflects higher cash balances due to the proceeds from debt partially offset by the transfer to GenTek for repayment of preSpinoff debt.

Results of Operations

     Net revenues for the three and six month periods ended June 30, 1999 decreased 3 percent and 2 percent to $69.2 million and $130.6 million, respectively, from $71.0 million and $133.4 million for the comparable periods in 1998. This decrease is due to lower soda ash prices partially offset by higher sales of calcium chloride.

     Gross profit for the three month period ended June 30, 1999 decreased $2.0 million to $15.3 million from $17.3 million for the comparable prior year period. Gross profit as a percentage of net revenues for the three month period ended June 30, 1999 decreased to 22 percent from 24 percent for the same period in 1998. Gross profit for the six month period ended June 30, 1999 decreased $5.1 million to $25.4 million from $30.5 million for the comparable prior year period. Gross profit as a percentage of net revenues for the six month period ended June 30, 1999 decreased to 19 percent from 23 percent for the same period in 1998. These decreases were primarily due to the above-mentioned lower soda ash prices.

     Selling, general and administrative expense increased $2.1 million and $2.2 million for the three and six month periods ended June 30, 1999 as compared to the prior period principally due to the $1.9 million one-time charge related to the Spinoff in the second quarter. Selling, general and administrative as a percentage of net revenues for the three and six month period ended June 30, 1999 and 1998 increased to 9 percent from 6 percent and to 8 percent from 6 percent for the same periods in 1998 primarily due to the above-mentioned one-time charge.

     Interest expense for the three and six month periods ended June 30, 1999 was $3.4 million and $6.1 million, which was $.4 million and $.2 million higher, respectively, than the comparable prior period level as a result of the issuance of the Senior Subordinated Notes and borrowings under the Credit Facility.

     Interest income for the three and six month periods ended June 30, 1999 was $.3 million and $.6 million, respectively, versus $.2 million and $.3 million for the same periods in 1998 as a result of the net proceeds from the issuance of the Senior Subordinated Notes.

     Minority interest for the three and six month periods ended June 30, 1999 was $2.9 million and $5.5 million, respectively, versus $3.7 million and $8.1 million for the same periods in 1998. The decreases in both periods reflect lower earnings due to weaker soda ash pricing of General Chemical (Soda Ash) Partners.

     Net income was $2.3 million and $3.3 million for the three and six month periods ended June 30, 1999, respectively, versus $4.0 million and $5.9 million for the comparable periods in 1998, for the foregoing reasons.

YEAR 2000 ISSUE

     Following the Spinoff, GenTek provides the Company with MIS and MIS-supported functions, including MIS personnel, hardware and software on a service contract basis through approximately December 31, 2001. During this period, GenTek provides to the Company the services related to the remediation of the Year 2000 problem. A Year 2000 problem will occur where date-sensitive software uses two digit year date fields, sorting the Year 2000 ("00") before Year 1999 ("99"). The Year 2000 problem can arise in hardware, software or any other equipment or process that uses embedded software or other technology. The failure of such systems to properly recognize dates after December 31, 1999 could result in data corruption and processing errors.

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

     The remediation program has been structured to address its Systems. GenTek has spent approximately $1.0 million to replace or reprogram existing Systems and complete the Year 2000 compliance program for the MIS functions serving both GenTek and the Company. All material Systems were Year 2000 compliant as of March 31, 1999 and substantially all Systems will be Year 2000 compliant by December 31, 1999. In the event that material Systems are not Year 2000 compliant, the Company may experience reductions or interruptions in operations which could have a material adverse effect on the Company's results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 11, 1999, the Company held its Annual Meeting of Stockholders. At the meeting, Paul M. Montrone, Paul M. Meister, Philip E. Beekman, John M. Kehoe, Jr., Gerald J. Lewis and Joseph Volpe were each elected as a director of the Company to serve a one year term which will expire at the 2000 Annual Meeting of Stockholders and until a successor has been duly elected and qualified. For Paul M. Montrone, 46,892,613 votes were cast in favor and 80,554 votes were withheld. For Paul M. Meister 46,892,713 votes were cast in favor and 80,454 votes were withheld. For Philip E. Beekman, 46,916,838 votes were cast in favor and 56,329 votes were withheld. For John M. Kehoe, Jr., 46,891,838 votes were cast in favor and 81,329 votes were withheld. For Gerald J. Lewis, 46,916,643 votes were cast in favor and 56,229 votes were withheld. For Joseph Volpe, 46,915,643 votes were cast in favor and 57,524 votes were withheld.

     The stockholders also ratified the selection of Deloitte & Touche LLP as the Company's independent auditors. 46,961,238 votes were cast in favor of the ratification; 9,841 were voted against; and 2,088 abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     27.01 Financial Data Schedule

(b) No reports were filed on Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 THE GENERAL CHEMICAL GROUP INC.
                                             -----------------------------------
                                                            Registrant



Date  August 13, 1999                        /s/ John M. Kehoe, Jr.
                                                 -------------------------------------------
                                                 JOHN M. KEHOE, JR.
                                                 President and Chief Executive Officer
                                                 (Principal Executive Officer) and Director



Date  August 13, 1999                        /s/ Stewart A. Fisher
                                                 -------------------------------------------
                                                 STEWART A. FISHER
                                                 Vice President and Chief Financial Officer
                                                 (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                   DESCRIPTION                                    PAGE
----------                    -----------                                    ----
   27        Financial Data Schedule........................................  14