Form 10-Q
period 1999-09-30
GENERAL CHEMICAL GROUP INC
filed 1999-11-15
CIK 929697

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

  ___X___              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR
  _______          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

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

            ONE LIBERTY LANE
         HAMPTON, NEW HAMPSHIRE                              03842
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (603) 929-2606

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____

The number of shares of Common Stock outstanding at November 1, 1999 was 16,860,175.

The number of shares of Class B Common Stock outstanding at November 1, 1999 was 3,958,421.

================================================================================

                         THE GENERAL CHEMICAL GROUP INC.

                                    FORM 10-Q

                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                                   PAGE NO.
                                                                                   --------
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Consolidated Statements of Operations - Three Months
          And Nine Months Ended September 30, 1998 and 1999.....................       1

         Consolidated Balance Sheets - December 31, 1998 and
          September 30, 1999....................................................       2

         Consolidated Statements of Cash Flows - Nine Months
          Ended September 30, 1998 and 1999.....................................       3

         Consolidated Statement of Changes in Equity - Nine Months
          Ended September 30, 1999..............................................       4

         Notes to Consolidated Financial Statements.............................      5-9

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............................      10-12

     Item 3.  Quantitative and Qualitative Disclosures
               About Market Risk................................................      12

PART II.  OTHER INFORMATION:

     Item 6.  Exhibits and Reports on Form 8-K..................................      13

     SIGNATURES.................................................................      14

     EXHIBIT INDEX..............................................................      15

     EXHIBITS  .................................................................      16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         THE GENERAL CHEMICAL GROUP INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                                            -------------------------------    -----------------------------
                                                                  1998             1999              1998          1999
                                                                  ----             ----              ----          ----
Net revenues..............................................  $     64,218     $     64,117      $    197,602   $    194,755
Cost of sales.............................................        49,744           51,715           152,648        156,905
Selling, general and administrative expense...............         4,259            4,352            12,329         14,647
                                                            ------------     ------------      ------------   ------------
Operating profit.........................................`        10,215            8,050            32,625         23,203
Interest expense..........................................         2,930            3,826             8,799          9,764
Interest income...........................................           253              442               568            859
Other (income) expense, net...............................           (7)                3               308          (147)
                                                            ------------     ------------      ------------   ------------

Income before income taxes and minority interest..........         7,545            4,663            24,086         14,445
Minority interest.........................................         3,639            3,484            11,766          8,992
                                                            ------------     ------------      ------------   ------------
Income before income taxes................................         3,906            1,179            12,320          5,453
Income tax provision......................................         1,021               65             3,496          1,066
                                                            ------------     ------------      ------------   ------------
           Net income.....................................  $      2,885     $      1,114      $      8,824   $      4,387
                                                            ============     ============      ============   ============


Earnings per common share:

           Basic..........................................  $        .14     $        .05      $        .42   $        .21
                                                            ============     ============      ============   ============
           Assuming dilution..............................  $        .13     $        .05      $        .40   $        .20
                                                            ============     ============      ============   ============


Dividends declared per share..............................  $        .05     $          -      $        .15   $        .05
                                                            ============     ============      ============   ============



        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                     ASSETS

                                                                                     DECEMBER 31,     SEPTEMBER 30,
                                                                                     -----------      ------------
                                                                                         1998              1999
                                                                                         ----              ----
                                                                                                       (UNAUDITED)
Current assets:
       Cash and cash equivalents................................................   $      1,127    $     34,995
       Receivables, net.........................................................         58,601          55,759
       Inventories..............................................................         25,508          21,197
       Deferred income taxes....................................................          4,392           5,346
       Other current assets.....................................................          1,659           4,412
                                                                                   ------------    ------------
          Total current assets..................................................         91,287         121,709
Property, plant and equipment, net..............................................        141,808         145,020
Other assets                                                                             15,619          22,304
                                                                                   ------------    ------------
          Total assets..........................................................   $    248,714    $    289,033
                                                                                   ============    ============
                        LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
      Accounts payable..........................................................   $     24,298    $     28,711
      Accrued liabilities.......................................................         27,134          28,050
                                                                                   ------------    ------------
          Total current liabilities.............................................         51,432          56,761
Long-term debt..................................................................             --         150,505
Other liabilities...............................................................         78,561          83,177
                                                                                   ------------    ------------
          Total liabilities.....................................................        129,993         290,443
Minority interest...............................................................         43,429          41,734
                                                                                   ------------    ------------
Equity (Deficit):
      Preferred Stock, $.01 par value; authorized 10,000,000
        shares; none issued or outstanding......................................            --              --
      Common Stock, $.01 par value; authorized 100,000,000
        shares; issued:  12,654,489 and 18,557,314 shares at
        December 31, 1998 and September 30, 1999, respectively..................           127             186
      Class B Common Stock, $.01 par value; authorized
        40,000,000 shares, issued and outstanding: 9,758,421 and 3,958,421
        shares at December 31, 1998 and September 30, 1999, respectively........            97              39
      Capital deficit...........................................................      (51,675)       (174,020)
      Accumulated other comprehensive income....................................       (2,840)         (2,868)
      Retained earnings.........................................................       162,378         166,765
      Treasury stock, at cost:  1,641,166 and 1,697,139 shares at
        December 31, 1998 and September 30, 1999, respectively..................      (32,795)        (33,246)
                                                                                   -----------     ------------
      Total equity (deficit)....................................................        75,292        (43,144)
                                                                                   ------------    ------------
          Total liabilities and equity (deficit)................................   $   248,714     $   289,033
                                                                                   ============    ============


        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                      ----------------------
                                                                                        1998           1999
                                                                                      -------         ------

Cash flows from operating activities:
       Net income............................................................     $    8,824      $    4,387
       Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization.......................................         12,886          12,821
         Net loss on disposition of long-term assets.........................            137               -
         Decrease in receivables.............................................         11,715           2,842
         (Increase) decrease in inventories..................................          (690)           4,311
         (Decrease) increase  in accounts payable............................        (4,653)           4,413
         Increase in accrued liabilities.....................................          1,077             916
         Decrease (increase) in other liabilities and assets, net............          4,425         (2,494)
         Increase (decrease) in minority interest............................          1,223         (1,695)
                                                                                ------------    ------------
             Net cash provided by operating activities.......................         34,944          25,501
                                                                                ------------    ------------
Cash flows from investing activities:
       Capital expenditures..................................................       (13,283)        (14,276)
                                                                                ------------    ------------
             Net cash used for investing activities..........................       (13,283)        (14,276)
                                                                                ------------    ------------
Cash flows from financing activities:

       Net transactions with GenTek..........................................       (21,653)       (122,470)
       Proceeds from long-term debt..........................................              -         145,439
       Other financing activities............................................              -           (326)
                                                                                ------------    ------------
             Net cash (used for) provided by financing activities............       (21,653)         22,643
                                                                                ------------    ------------
Increase in cash and cash equivalents........................................              8          33,868
Cash and cash equivalents at beginning of period.............................          1,352           1,127
                                                                                ------------    ------------
Cash and cash equivalents at end of period...................................   $      1,360    $     34,995
                                                                                ============    ============

Supplemental disclosure of cash flow information:
       Cash paid during the period for:
         Interest............................................................   $          -    $      1,127
         Taxes ..............................................................   $          -    $        330



        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.
              CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          ACCUMULATED
                                                      CLASS B                                OTHER
                                          COMMON      COMMON    TREASURY      CAPITAL    COMPREHENSIVE     RETAINED
                                           STOCK       STOCK      STOCK       DEFICIT    INCOME (LOSS)     EARNINGS      TOTAL
                                           -----       -----      -----       -------    -------------     --------      -----
Balance at December 31, 1998.......     $    127   $     97    $(32,795)    $ (182,057)   $   (2,446)     $ 162,378   $ (54,696)
  Distribution of GenTek Inc.......           --         --           --        130,382         (394)            --      129,988
                                        --------   --------    ---------    -----------   ----------      ---------   ----------
Balance at December 31, 1998
 (as adjusted).....................          127         97     (32,795)       (51,675)       (2,840)       162,378       75,292
    Net Income.....................           --         --           --             --            --         4,387        4,387
Transfers to GenTek Inc............           --         --           --      (122,470)            --            --    (122,470)
Comprehensive income...............           --         --           --             --          (28)            --         (28)
Conversion of Class B Common
 Stock to Common Stock..........              58       (58)           --             --            --            --           --
Restricted unit plan grants,
 cancellations, tax benefits and
 other.............................            1         --           --            125            --            --          126
Purchase of Treasury Stock.........           --         --        (451)             --            --            --        (451)
                                        --------   --------    ---------    -----------   -----------     ---------   ----------
Balance at September 30, 1999......     $    186   $     39    $(33,246)    $ (174,020)   $   (2,868)     $ 166,765   $ (43,144)
                                        ========   ========    =========    ===========   ===========     =========   ==========






        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         On April 30, 1999, The General Chemical Group Inc. ("GCG") completed the separation of its Manufacturing and Performance Products businesses from its Industrial Chemicals business through a distribution of stock of GenTek Inc. ("GenTek") to stockholders of GCG (the "Spinoff"). Pursuant to the Spinoff, GCG transferred the Manufacturing and Performance Products businesses to a wholly-owned subsidiary, GenTek Inc. and distributed the stock of GenTek to shareholders of GCG. As a result of the Spinoff, GCG and GenTek became separate, publicly-traded companies on the New York Stock Exchange. GCG continues to trade using the GCG symbol. GCG owns and operates the Industrial Chemicals business, and GenTek owns and operates the businesses comprising the Manufacturing and Performance Products businesses.

         On March 18, 1999, GCG filed with the Securities and Exchange Commission a report on Form 8-K with respect to the Spinoff, and on April 8, 1999 GenTek Inc. filed with the Securities and Exchange Commission an Amendment No. 2 to Registration Statement on Form 10 to register its common stock under the Securities Exchange Act of 1934. Both such Form 8-K and Form 10-K are incorporated herein by reference.

         The Spinoff was treated as a reverse spinoff for financial statement purposes because a greater proportion of GCG's assets and operations are held by GenTek after the Spinoff. Therefore, the Spinoff has been reflected, for financial statement presentation, as if GCG is a new company consisting of the Industrial Chemicals business. Included in selling, general and administrative expense in the accompanying consolidated statement of operations for the nine months ended September 30, 1999 are Spinoff related expenses of $1,900.

         The accompanying unaudited consolidated financial statements include the accounts of GCG and its subsidiaries (collectively, the "Company"). These unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The Company's financial statements should be read in conjunction with the financial statements and the notes thereto for the Industrial Chemicals business for the year ended December 31, 1998 included in the Form 8-K and the Form 10.

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

                         THE GENERAL CHEMICAL GROUP INC.

                       FOR THE THREE AND NINE MONTHS ENDED
                               SEPTEMBER 30, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 2 - COMPREHENSIVE INCOME

         Total comprehensive income is comprised of net income and foreign currency translation gains and losses. Total comprehensive income for the nine months ended September 30, 1998 and 1999 was $8,634 and $4,369, respectively.

NOTE 3 - EARNINGS PER SHARE

         The computation of basic earnings per share is based on the weighted average number of common shares and contingently issuable shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all stock options and restricted units, using the treasury stock method.

         The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:


                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                         ------------                     -------------
                                                     1998              1999           1998             1999
                                                     ----              ----           ----             ----
Basic earnings per common share:
     Weighted average common shares
     Outstanding..............................     21,099,838       20,987,144      21,085,181        20,917,236
                                                   ==========       ==========      ==========        ==========
Diluted earnings per common share:
     Weighted average common shares
     Outstanding..............................     21,099,838       20,987,144      21,085,181        20,917,236
     Options and Restricted Units.............        776,724          475,614         894,297           552,865
                                                   ----------       ----------      -----------       ----------

Denominator for diluted earnings per
     common share.............................     21,876,562       21,462,758      21,979,478        21,470,101
                                                   ==========       ==========      ==========        ==========

         At September 30, 1998 and 1999 options to purchase 60,000 shares and 1,674,500 shares of common stock, respectively, were not included in the computation of diluted earnings per common share because the exercise price was greater than the average market price of the common shares. The options, which expire during 2007, 2008 and 2009, were still outstanding at September 30, 1999.

                         THE GENERAL CHEMICAL GROUP INC.

                       FOR THE THREE AND NINE MONTHS ENDED
                               SEPTEMBER 30, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 4 - ADDITIONAL FINANCIAL INFORMATION

         The components of inventories were as follows:

                                                                          DECEMBER 31,      SEPTEMBER 30,
                                                                              1998              1999
                                                                              ----              ----
                                                                                             (UNAUDITED)
               Raw materials......................................      $       3,480     $     2,728
               Work in process....................................              1,839           1,550
               Finished products..................................             13,297           9,673
               Supplies and containers............................              6,892           7,246
                                                                        -------------     -----------
                                                                        $      25,508     $    21,197
                                                                        =============     ===========

NOTE 5 - LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                          DECEMBER 31,      SEPTEMBER 30,
                                                          MATURITIES          1998               1999
                                                          ----------          ----               ----
                                                                                             (UNAUDITED)
               $85 Million Revolving Credit
                    Facility-floating rate............       2004        $          --    $      50,505

               Senior Subordinated
                    Notes - 10 5/8%...................       2009                   --          100,000
                                                                         -------------    -------------
               Total Debt.............................                              --          150,505
                    Less: Current Portion.............                              --               --
                                                                         -------------    -------------
               Net Long-Term Debt.....................                   $          --    $     150,505
                                                                         =============    =============

         On April 30, 1999, in connection with the Spinoff, the Company's subsidiary, General Chemical Industrial Products Inc. ("GCIP"), and GCIP's Canadian subsidiary, General Chemical Canada Ltd., entered into an $85 million revolving credit facility ("Credit Facility") with certain lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, The Chase Manhattan Bank of Canada, as Canadian Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, and The First National Bank of Chicago as Documentation Agent. Of this amount, up to $60 million is available for borrowing by the Canadian subsidiary. In addition, on April 30, 1999, GCIP issued and sold $100 million aggregate principal amount of 10 5/8% Senior Subordinated Notes due 2009.

                         THE GENERAL CHEMICAL GROUP INC.

                       FOR THE THREE AND NINE MONTHS ENDED
                               SEPTEMBER 30, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

The Company applied the proceeds of its initial borrowing under the Credit Facility and a portion of the proceeds of the offering of its Senior Subordinated Notes to repay approximately $122 million of pre-Spinoff debt. On November 9, 1999, GCIP completed its exchange offer pursuant to which all of GCIP's unregistered 10 5/8% Senior Subordinated Notes due 2009 (issued on April 30, 1999) were exchanged for registered 10 5/8% Senior Subordinated Notes due 2009 that are identical to the terms of the unregistered notes. The Securities and Exchange Commission declared effective GCIP's Registration Statement on Form S-4 with respect to such registered notes on October 6, 1999.

         The Senior Subordinated Notes are unsecured while the $85 million Credit Facility is secured by 100% of the capital stock of GCIP, 100% of the owned capital stock of, and guarantees from, the direct and indirect domestic subsidiaries of GCIP, 65% of certain foreign subsidiaries of GCIP and substantially all of the other assets of GCIP. In addition, the portion of the Credit Facility available to GCIP's Canadian subsidiary is secured by substantially all of the assets of the GCIP's Canadian subsidiary. The Senior Subordinated Notes and the Credit Facility contain certain covenants with respect to additional indebtedness, and preferred stock by subsidiaries, restricted payments, transactions with affiliates, liens, dividends and other payment instructions affecting subsidiaries, consolidations, mergers, the sale of assets and financial tests.

NOTE 6 - DIVIDENDS

         On March 10, 1999, GCG's Board of Directors declared a quarterly cash dividend of $.05 per share, payable April 5, 1999, to shareholders of record on March 24, 1999. As a consequence of the Spinoff, the Board of Directors of GCG does not expect to pay dividends in the future. The dividend policies of GCG are subject to change and will be based on, among other factors, its operating results and financial requirements and the restrictions imposed by its financing facilities.

NOTE 7 - RELATED PARTY TRANSACTIONS

MANAGEMENT AGREEMENT

         GCG is party to a management agreement with Latona Associates ("Latona") (which is controlled by a shareholder of GCG) pursuant to which Latona provides GCG, subject to the direction and supervision of the Board of Directors of the Company (i) senior corporate functions (including supervision of the Company's finance, legal and executive recruitment functions) and (ii) services in connection with acquisition candidates and acquiring financing for such transactions for a fee. In connection with the Spinoff, Latona agreed to provide its services separately to GCG and GenTek. GCG's share of this management fee is $855 and $1,113 for the nine months ended September 30, 1998 and 1999, respectively.

TRANSITION SUPPORT AGREEMENT

         GCG and GenTek have entered into various transition agreements that provide mechanisms for an orderly transition after the Spinoff. For the period from April 30, 1999 to September 30, 1999, GenTek charged GCG $1,534 related to these transition agreements.

                         THE GENERAL CHEMICAL GROUP INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONCLUDED)
                       FOR THE THREE AND NINE MONTHS ENDED
                               SEPTEMBER 30, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

OTHER TRANSACTIONS

         Following the Spinoff, GCG continues to supply soda ash to General Chemical Corporation ("GCC"), a wholly-owned subsidiary of GenTek. For the nine months ended September 30, 1998 and 1999, sales to GCC amounted to $4,045 and $10,045, respectively.

NOTE 8 - GEOGRAPHIC INFORMATION

                                                           TOTAL REVENUES               OPERATING PROFIT
                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                            -------------                 -------------
                                                         1998           1999            1998           1999
                                                         ----           ----            ----           ----
     United States.............................     $   147,539   $    139,831     $   24,507     $   15,906
     Foreign  .................................          72,746         76,485          8,399          7,511
     Elimination ..............................        (22,683)       (21,561)          (281)          (214)
                                                    -----------   ------------     ----------     ----------
                                                    $   197,602   $    194,755     $   32,625     $   23,203
                                                    ===========   ============     ==========     ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Condition

September 30, 1999 Compared with December 31, 1998

         Cash and cash equivalents were $35.0 million at September 30, 1999 compared with $1.1 million at December 31, 1998. During the first nine months of 1999, the Company generated cash flow from operating activities of $25.5 million and received net proceeds from debt of $145.4 million, and used cash of $14.3 million for capital expenditures and transferred $122.5 million to GenTek for repayment of preSpinoff debt.

         The Company had working capital of $ 64.9 million at September 30, 1999 as compared with $39.9 million at December 31, 1998. This increase in working capital principally reflects higher cash balances due to the proceeds from debt partially offset by the transfer to GenTek for repayment of preSpinoff debt.

Results of Operations

September 30, 1999 Compared with September 30, 1998

         Net revenues for the three month period ended September 30, 1999 were essentially unchanged at $64.1 million as compared to $64.2 million in the comparable prior period. Net revenues were negatively affected by lower soda ash prices, partially offset by higher sales volume of soda ash. Net revenues for the nine month period ended September 30, 1999 decreased 1% to $194.8 million from $197.6 million for the comparable period in 1998. This decrease is due to lower soda ash prices partially offset by higher sales of calcium chloride and soda ash.

         Gross profit for the three month period ended September 30, 1999 decreased $2.1 million to $12.4 million from $14.5 million for the comparable prior year period. Gross profit as a percentage of net revenues for the three month period ended September 30, 1999 decreased to 19 percent from 23 percent for the same period in 1998. Gross profit for the nine month period ended September 30, 1999 decreased $7.1 million to $37.9 million from $45.0 million for the comparable prior year period. Gross profit as a percentage of net revenues for the nine month period ended September 30, 1999 decreased to 19 percent from 23 percent for the same period in 1998. These decreases were primarily due to the above-mentioned lower soda ash prices.

         Selling, general and administrative expense increased $0.1 million and $2.3 million for the three and nine month periods ended September 30, 1999 as compared to the prior period principally due to the $1.9 million one-time charge related to legal, audit, actuarial and other Spinoff related charges in the second quarter. Selling, general and administrative expense as a percentage of net revenues for the nine month period ended September 30, 1999 and 1998 increased to 8 percent from 6 percent for the same period in 1998 primarily due to the above-mentioned one-time charge.

         Interest expense for the three and nine month periods ended September 30, 1999 was $3.8 million and $9.8 million, which was $0.9 million and $1.0 million higher, respectively, than the comparable prior period level as a result of the issuance of the Senior Subordinated Notes and borrowings under the Credit Facility.

         Interest income for the three and nine month periods ended September 30, 1999 was $0.4 million and $0.9 million, respectively, versus $0.3 million and $0.6 million for the same periods in 1998 as a result of the net proceeds from the issuance of the Senior Subordinated Notes.

         Minority interest for the three and nine month periods ended September 30, 1999 was $3.5 million and $9.0 million, respectively, versus $3.6 million and $11.8 million for the same periods in 1998. The decreases in both periods reflect lower earnings due to weaker soda ash pricing of General Chemical (Soda
Ash) Partners.

         Net income was $1.1 million and $4.4 million for the three and nine month periods ended September 30, 1999, respectively, versus $2.9 million and $8.8 million for the comparable periods in 1998, for the foregoing reasons.

YEAR 2000 ISSUE

         Following the Spinoff, GenTek provides us with management information systems and related functions, including personnel, hardware and software, through December 31, 2001 on a service contract basis. During this period, as provided in the transition support agreement, GenTek will provide us services related to the remediation of the Year 2000 problem for our business. A Year 2000 problem can occur where date-sensitive software uses two digit year date fields, sorting the Year 2000 ("00") before the Year 1999 ("99"). The Year 2000 problem can arise in hardware, software, or any other equipment or process that uses embedded software or other technology, including non-information technology equipment and systems. The failure of such systems to properly recognize dates after December 31, 1999 could result in data corruption and processing errors.

         The transition support agreement provides that generally GenTek will not be liable to us for any costs, losses, damages or claims related to any Year 2000 services provided by it under the transition support agreement, other than for gross negligence or willful misconduct. We intend to work with GenTek on the separation of management information systems functions after resolution of Year 2000 problems. We anticipate that we will recruit our own staff for this work during 2001 and that by approximately December 2001 a separation of our and GenTek's functions will be completed.

         We completed an assessment of our business' Year 2000 compliance status in early 1997. This assessment found that the majority of our systems were Year 2000 compliant. The assessment revealed some minor problems with the maintenance management and order processing systems and several process control systems. Immediately thereafter, we began a remediation program to correct these material systems. We did not entirely replace any systems necessary to the operation of our facilities.

         We completed the majority of our remediation efforts in 1998 and completed the remaining work in the third quarter of 1999. The following schedule describes our progress by phase and the final completion date with respect to our material systems.

                                          INVENTORY/                                                              COMPLETION
TYPE OF SYSTEM                            ASSESSMENT       REMEDIATION        TESTING        IMPLEMENTATION          DATE
--------------                            ----------       -----------        -------        --------------          ----

Business Application..................     Complete         Complete         Complete           Complete             1/99
Manufacturing Systems.................     Complete         Complete         Complete           Complete             8/99
Technical Infrastructure..............     Complete         Complete         Complete           Complete             6/99

         As of September 30, 1999, a total of approximately $1.0 million had been spent in connection with the Year 2000 program for our business and GenTek's business. We believe that as of August 31, 1999 all material systems were Year 2000 compliant and, therefore, we expect no additional expenditures relating to the material systems of our business. We have used and will continue to use funds from operations to bring our systems into Year 2000 compliance. In the event that material systems of our business do not prove to be Year 2000 compliant, we may experience reductions or interruptions in operations which could have a material adverse effect on our results of operations.

         We have also evaluated critical vendors, suppliers and service providers for Year 2000 compliance, including the railroad and trucking companies we use to ship our products. This evaluation included sending out letters with questionnaires to all key suppliers together with follow-up telephone calls and additional correspondence to complete the evaluation. Based upon the information we obtained from those suppliers, we do not anticipate that the failure of any of our key suppliers will have a material impact to our business operations. However, the process of evaluating the Year 2000 compliance of material third parties is continually ongoing and, therefore, we can make no guaranty or warranty as to such third parties' future compliance status or its potential effect on us.

         We have developed preliminary contingency plans to deal with three worst case Year 2000 scenarios:

(1) We cannot obtain sufficient critical raw materials over an extended period of time;

(2) Intermittent power outages occur at our facilities; and/or

(3) Railcars become difficult to obtain due to congestion in the railcar system.

         Our preliminary contingency plan consists of the following:

         First, to insure that our facilities will have sufficient raw materials, we expect to build up critical supplies and develop alternate sources of raw material suppliers as we approach year-end. This has been a regular practice at both our facilities due to the harsh winter climate. Second, we believe that as both our facilities have capacity to generate electrical power, they may be able to sustain operations through short-term power outages. Lastly, we expect to build inventories of railcars at our rail sidings and arrange to use truck carriers to deliver products although any such arrangements are likely only to address short-term congestion in the railcar system.

         There can be no assurance, however, that we will be able to successfully carry out our contingency plans, that our contingency plans will adequately address the above worst case Year 2000 scenarios, or that these contingency plans will address every Year 2000 problem resulting from the failure of our suppliers to be Year 2000 compliant. As a result, we are likely to experience interruptions, slowdowns or increased costs in our business if our suppliers fail to be Year 2000 compliant.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                             THE GENERAL CHEMICAL GROUP INC.
                                          -----------------------------------------------
                                                        Registrant

Date November 15, 1999                       /s/ John M. Kehoe, Jr
                                                 ---------------------------------------------
                                                 JOHN M. KEHOE, JR.
                                                 President and Chief Executive Officer
                                                 (Principal Executive Officer) and Director

Date November 15, 1999                       /s/ Stewart A. Fisher
                                                 ----------------------------------------------
                                                 STEWART A. FISHER
                                                 Vice President and Chief Financial Officer
                                                 (Principal Financial and  Accounting Officer) and
                                                 Director

                                  EXHIBIT INDEX

EXHIBIT NO.                        DESCRIPTION                          PAGE
-----------                        -----------                          ----
27         Financial Data Schedule.....................................  16
