Form 10-Q
period 2000-03-31
GENERAL CHEMICAL GROUP INC
filed 2000-05-12
CIK 929697

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

    X              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
  ----               OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
  ----               OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____


The number of shares of Common Stock outstanding at May 1, 2000 was 16,857,817. The number of shares of Class B Common Stock outstanding at May 1, 2000 was 3,958,421.

================================================================================

                         THE GENERAL CHEMICAL GROUP INC.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED MARCH 31, 2000

                                      INDEX

                                                                              PAGE NO.
                                                                              -------
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Consolidated Statements of Operations - Three Months
          Ended March 31, 1999 and 2000.....................................      1

         Consolidated Balance Sheets - December 31, 1999 and
          March 31, 2000....................................................      2

         Consolidated Statements of Cash Flows - Three Months
          Ended March 31, 1999 and 2000.....................................      3

         Notes to Consolidated Financial Statements.........................     4-6

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................      7

     Item 3.  Quantitative and Qualitative Disclosures
               about Market Risk............................................      8

PART II.  OTHER INFORMATION:

     Item 6.  Exhibits and Reports on Form 8-K..............................      9

     SIGNATURES.............................................................     10

     EXHIBIT INDEX..........................................................     11

     EXHIBITS  .............................................................     12


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         THE GENERAL CHEMICAL GROUP INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                        ----------------------------------
                                                                              1999                2000
                                                                              ----                ----
Net revenues..........................................................  $     61,472          $     54,180
Cost of sales.........................................................        51,268                45,878
Selling, general and administrative expense...........................         4,047                 4,185
                                                                        ------------          ------------
Operating profit......................................................         6,157                 4,117
Interest expense......................................................         2,526                 3,881
Interest income.......................................................           280                   329
Other expense, net....................................................            15                    11
                                                                        ------------          ------------
Income before income taxes and minority interest......................         3,896                   554
Minority interest.....................................................         2,587                 3,051
                                                                        ------------          ------------
Income (loss) before income taxes.....................................         1,309               (2,497)
Income tax provision (benefit)........................................           330               (1,252)
                                                                        ------------          ------------
           Net income (loss)..........................................  $        979          $    (1,245)
                                                                        ============          ============

Earnings (loss) per common share:
           Basic......................................................  $        .05          $      (.06)
                                                                        ============          ============
           Diluted....................................................  $        .05          $      (.06)
                                                                        ============          ============


Dividends declared per share..........................................  $        .05          $         --
                                                                        ============          ============

        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               DECEMBER 31,     MARCH 31,
                                      ASSETS                                                       1999            2000
                                                                                                   ----            ----
                                                                                                               (UNAUDITED)
Current assets:
       Cash and cash equivalents...................................................           $     26,630    $     28,286
       Receivables, net............................................................                 57,970          54,148
       Inventories, net............................................................                 25,291          26,089
       Deferred income taxes.......................................................                  6,089           6,089
       Other current assets........................................................                  4,816           7,061
                                                                                              ------------    ------------
          Total current assets.....................................................                120,796         121,673
Property, plant and equipment, net.................................................                150,038         149,590
Other assets                                                                                        22,374          22,970
                                                                                              ------------    ------------
          Total assets.............................................................           $    293,208    $    294,233
                                                                                              ============    ============

                        LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
       Accounts payable............................................................           $     27,625    $     25,677
       Accrued liabilities.........................................................                 31,778          32,616
                                                                                              ------------    ------------
          Total current liabilities................................................                 59,403          58,293
Long-term debt.....................................................................                150,919         150,845
Other liabilities..................................................................                 87,700          88,480
                                                                                              ------------    ------------
          Total liabilities........................................................                298,022         297,618
Minority interest..................................................................                 42,079          44,684
                                                                                              ------------    ------------
Equity (Deficit):
      Preferred Stock, $.01 par value; authorized 10,000,000
        shares; none issued or outstanding.........................................                     --              --
      Common Stock, $.01 par value; authorized 100,000,000
        shares; issued and outstanding:  18,557,314 shares at
        December 31, 1999 and March  31, 2000, respectively........................                    186             186
      Class B Common Stock, $.01 par value; authorized
        40,000,000 shares, issued and outstanding: 3,958,421 shares
        at December 31, 1999 and March 31, 2000, respectively......................                     39              39
      Capital deficit..............................................................               (105,060)       (104,905)
      Accumulated other comprehensive income.......................................                 (2,804)         (2,890)
      Retained earnings............................................................                 93,992          92,747
      Treasury stock, at cost:  1,699,497 shares at
        December 31, 1999 and March  31, 2000, respectively........................                (33,246)        (33,246)
                                                                                               -----------    ------------
      Total equity (deficit).......................................................                (46,893)        (48,069)
                                                                                              ------------    ------------
          Total liabilities and equity (deficit)...................................           $    293,208    $    294,233
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

                         THE GENERAL CHEMICAL GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                   --------------------
                                                                                   1999            2000
                                                                                   ----            ----
Cash flows from operating activities:
       Net income (loss).....................................................   $        979    $     (1,245)
       Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Depreciation and amortization.......................................          4,243           4,976
         Decrease in receivables.............................................            271           3,822
         Decrease (increase) in inventories..................................          3,259            (798)
         Increase (decrease) in accounts payable.............................          1,558          (1,948)
         Increase in accrued liabilities.....................................            619             838
         Increase in other liabilities and assets, net.......................           (490)         (2,320)
         Increase in minority interest.......................................          1,661           2,605
                                                                                ------------    ------------
             Net cash provided by operating activities.......................         12,100           5,930
                                                                                ------------    ------------
Cash flows from investing activities:
       Capital expenditures..................................................         (3,254)         (4,429)
                                                                                ------------    ------------
             Net cash used for investing activities..........................         (3,254)         (4,429)
                                                                                ------------    ------------
Cash flows from financing activities:
       Net transactions with GenTek..........................................         (8,351)             --
       Other financing activities............................................           (373)            155
                                                                                ------------    ------------
             Net cash (used for) provided by financing activities............         (8,724)            155
                                                                                ------------    ------------
Increase in cash and cash equivalents........................................            122           1,656
Cash and cash equivalents at beginning of period.............................          1,127          26,630
                                                                                ------------    ------------
Cash and cash equivalents at end of period...................................   $      1,249    $     28,286
                                                                                ============    ============

Supplemental disclosure of cash flow information:
       Cash paid during the period for:
         Interest............................................................                   $      1,616
         Taxes ..............................................................                   $         --


        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


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

         The accompanying unaudited consolidated financial statements include the accounts of GCG and its subsidiaries (collectively, the "Company"). These unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The Company's financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1999 included in the Form 10-K.

         For the purpose of governing certain ongoing relationships between the Company and GenTek after the Spinoff and to provide mechanisms for an orderly transition, the Company and GenTek have entered into various agreements. Management believes that the agreements are comparable to those which would have been reached in arm's length negotiations with unaffiliated parties.

         Certain prior-period amounts have been reclassified to conform with the current-year presentation.

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

         Total comprehensive income (loss) is comprised of net income (loss) and foreign currency translation gains and (losses). Total comprehensive income
(loss) for the three months ended March 31, 1999 and 2000 was $963 and ($1,331), respectively.

                         THE GENERAL CHEMICAL GROUP INC.

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


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

         The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:


                                                             THREE MONTHS ENDED
                                                                   MARCH 31,
                                                                   ---------
                                                             1999            2000
                                                             ----            ----
Basic earnings per common share:
     Weighted average common shares
     Outstanding.........................................  20,847,073      20,987,144
                                                           ==========      ==========

Diluted earnings per common share:
     Weighted average common shares
     Outstanding.........................................  20,847,073      20,987,144
     Options and Restricted Units........................     611,425              --
                                                           ----------      ----------

Denominator for diluted earnings per
     common share........................................  21,458,498      20,987,144
                                                           ==========      ==========

         At March 31, 1999 and 2000 options to purchase 1,704,500 shares and 1,943,800 shares of common stock, respectively, were not included in the computation of diluted earnings per common share because the exercise price was greater than the average market price of the common shares. The options, which expire during 2007, 2008 and 2009, were still outstanding at March 31, 2000. At March 31, 2000, 455,512 restricted units were not included in the calculation of diluted earnings per common share because its inclusion would have resulted in an antidilutive effect.

NOTE 4 - ADDITIONAL FINANCIAL INFORMATION

         The components of inventories were as follows:

                                                                 DECEMBER 31,        MARCH 31,
                                                                     1999              2000
                                                                     ----              ----
      Raw materials......................................      $       3,603     $     1,978
      Work in process....................................              1,301           3,218
      Finished products..................................             12,704          12,756
      Supplies and containers............................              7,683           8,137
                                                               -------------     -----------
                                                               $      25,291     $    26,089
                                                               =============     ===========


                         THE GENERAL CHEMICAL GROUP INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

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

NOTE 6 - RELATED PARTY TRANSACTIONS

MANAGEMENT AGREEMENT

         The Company is party to a management agreement with Latona Associates (which is controlled by a stockholder of the Company) under which the Company receives corporate supervisory and administrative services and strategic guidance for a quarterly fee. GCG's management fee is $146 and $386 for the three months ended March 31, 1999 and 2000, respectively.

TRANSITION SUPPORT AGREEMENT

         GCG and GenTek have entered into various transition agreements that provide mechanisms for an orderly transition after the Spinoff. For the three months ended March 31, 2000, GenTek charged GCG $477 related to these transition agreements.

OTHER TRANSACTIONS

         GCG supplies soda ash to GenTek. For the three months ended March 31, 1999 and 2000, sales to GenTek amounted to $1,109 and $1,183, respectively.

NOTE 7 - GEOGRAPHIC INFORMATION

                                                           TOTAL REVENUES               OPERATING PROFIT
                                                              MARCH 31,                     MARCH 31,
                                                              ---------                     ---------
                                                        1999           2000            1999           2000
                                                        ----           ----            ----           ----
     United States.............................     $    47,337   $     47,360     $    5,664     $    5,985
     Foreign  .................................          21,933         14,080            493         (1,868)
     Elimination ..............................          (7,798)        (7,260)            --             --
                                                    -----------   ------------     ----------     ----------
                                                    $    61,472   $     54,180     $    6,157     $    4,117
                                                    ===========   ============     ==========     ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include those discussed in the section entitled 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements' contained in the Company's Form 10-K for the year ended December 31, 1999.

Financial Condition
-------------------

March 31, 2000 Compared with December 31, 1999
----------------------------------------------

         Cash and cash equivalents were $28.3 million at March 31, 2000 compared with $26.6 million at December 31, 1999. During the first three months of 2000, the Company generated cash flow from operating activities of $5.9 million, and used cash of $4.4 million for capital expenditures.

         The Company had working capital of $63.4 million at March 31, 2000 as compared with $61.4 million at December 31, 1999. This increase in working capital principally reflects higher cash balances and other current assets partially offset by lower receivables.

Results of Operations
---------------------

March 31, 2000 Compared with March 31, 1999
-------------------------------------------

         Net revenues for the three month period ended March 31, 2000 decreased $7.3 million to $54.2 million from $61.5 million in the comparable prior year period. Net revenues were negatively affected by lower calcium chloride volumes due to the warm winter weather as well as lower soda ash prices.

         Gross profit for the three month period ended March 31, 2000 decreased $1.9 million to $8.3 million from $10.2 million in the comparable prior year period. Gross profit as a percentage of net revenues for the three month period ended March 31, 2000 decreased to 15 percent from 17 percent for the same period in 1999. These decreases were primarily due to the above-mentioned lower calcium chloride volumes and lower soda ash prices, partially offset by lower operating costs.

         Selling, general and administrative expense as a percentage of net revenues for the three month period ended March 31, 2000 increased to 8 percent from 7 percent for the same period in 1999 primarily due to the decrease in net revenues.

         Interest expense for the three month period ended March 31, 2000 increased $1.4 million to $3.9 million, from $2.5 million in the comparable prior year period. The increase is a result of the issuance of the Senior Subordinated Notes and borrowings under the Credit Facility.

         Minority interest for the three month period ended March 31, 2000 increased $0.5 million to $3.1 million, from $2.6 million in the comparable prior year period. The increase reflects higher earnings due to reductions in operating costs, partially offset by lower soda ash prices, at General Chemical (Soda Ash) Partners.

         Net loss was ($1.3) million for the three month period ended March 31, 2000, versus net income of $1.0 million for the comparable period in 1999, for the foregoing reasons net of available income tax benefits.

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

                                            THE GENERAL CHEMICAL GROUP INC.
                                            -------------------------------
                                                      Registrant



Date     May 12, 2000                       /s/ John M. Kehoe, Jr.
        ---------------------                  ---------------------------------------------
                                                JOHN M. KEHOE, JR.
                                                President and Chief Executive Officer
                                                (Principal Executive Officer) and Director


Date     May 12, 2000                       /s/ David S. Graziosi
         ---------------------                  ---------------------------------------------
                                                DAVID S. GRAZIOSI
                                                Vice President - Finance
                                                (Principal Financial and Accounting Officer)


                                  EXHIBIT INDEX


EXHIBIT NO.                     DESCRIPTION                                 PAGE
-----------                     -----------                                 ----

27        Financial Data Schedule...........................................  12
