Form 10-Q
period 2000-06-30
GENERAL CHEMICAL GROUP INC
filed 2000-08-11
CIK 929697

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


    (Mark One)

         X                            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
    -----------
                                        OF THE SECURITIES EXCHANGE ACT OF 1934
                                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                                          OR
                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    -----------
                                        OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____

The number of shares of Common Stock outstanding at August 1, 2000 was 16,857,817. The number of shares of Class B Common Stock outstanding at August 1, 2000 was 3,958,421.

================================================================================

                         THE GENERAL CHEMICAL GROUP INC.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED JUNE 30, 2000

                                      INDEX

                                                                                                     PAGE NO.

PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements

         Consolidated Statements of Operations - Three Months
          And Six Months Ended June 30, 1999 and 2000...............................................      1

         Consolidated Balance Sheets - December 31, 1999 and
          June 30, 2000.............................................................................      2

         Consolidated Statements of Cash Flows - Six Months
          Ended June 30, 1999 and 2000..............................................................      3

         Notes to Consolidated Financial Statements.................................................     4-6

     Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................................................      7-8

PART II. OTHER INFORMATION:

     Item 4. Submission of Matters to a Vote of Security Holders...................................       8

     Item 6. Exhibits and Reports on Form 8-K......................................................       8

     SIGNATURES.....................................................................................      9

     EXHIBIT INDEX..................................................................................     10

     EXHIBITS  ....................................................................................      11

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                         THE GENERAL CHEMICAL GROUP INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                       JUNE 30,                          JUNE 30,
                                                            -------------------------------    -----------------------------
                                                                       1999         2000                1999        2000
                                                                       ----         ----                ----        ----
Net revenues..............................................         $ 69,165       $ 65,774          $130,637       $119,954
Cost of sales.............................................           53,922         56,624           105,226        102,502
Selling, general and administrative expense...............            6,242          4,070            10,257          8,255
                                                                   --------       --------          --------       --------
Operating profit..........................................            9,001          5,080            15,154          9,197
Interest expense..........................................            3,433          3,892             6,102          7,773
Interest income...........................................              284            266               581            595
Other (income) expense, net...............................             (34)             61             (149)             72
                                                                   --------       --------          --------       --------
Income before income taxes and minority interest..........            5,886          1,393             9,782          1,947
Minority interest.........................................            2,920          2,375             5,507          5,426
                                                                   --------       --------          --------       --------
Income (loss) before income taxes.........................            2,966          (982)             4,275        (3,479)
Income tax provision (benefit)............................              671        (1,188)             1,001        (2,440)
                                                                   --------       --------          --------       --------
           Net income (loss)..............................         $  2,295       $    206          $  3,274       $(1,039)
                                                                   ========       ========          ========       ========
Earnings (loss) per common share:
           Basic..........................................         $    .11       $    .01          $    .16       $   (.05)
                                                                   ========       ========          ========       ========
           Assuming dilution..............................         $    .11       $    .01          $    .15       $   (.05)
                                                                   ========       ========          ========       ========
Dividends declared per share..............................         $     --       $     --          $    .05       $     --
                                                                   ========       ========          ========       ========



        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  ASSETS
                                                                           DECEMBER 31,       JUNE 30,
                                                                               1999            2000
                                                                               ----            ----
                                                                                            (UNAUDITED)
Current assets:
       Cash and cash equivalents.....................................      $     26,630    $     19,397
       Receivables, net..............................................            57,970          63,827
       Inventories...................................................            25,291          23,169
       Deferred income taxes.........................................             6,089           6,074
       Other current assets..........................................             4,816           9,768
                                                                           ------------    ------------
          Total current assets.......................................           120,796         122,235
Property, plant and equipment, net...................................           150,038         145,872
Other assets                                                                     22,374          22,065
                                                                           ------------    ------------
          Total assets...............................................      $    293,208    $    290,172
                                                                           ============    ============
                        LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
      Accounts payable..............................................       $     27,625    $     29,554
      Accrued liabilities...........................................             31,778          29,034
                                                                           ------------    ------------
          Total current liabilities.................................             59,403          58,588
Long-term debt......................................................            150,919         149,920
Other liabilities...................................................             87,700          88,614
                                                                           ------------    ------------
          Total liabilities.........................................            298,022         297,122
Minority interest...................................................             42,079          41,010
                                                                           ------------    ------------
Equity (Deficit):
      Preferred Stock, $.01 par value; authorized 10,000,000
        shares; none issued or outstanding..........................                 --              --
      Common Stock, $.01 par value; authorized 100,000,000
        shares; issued: 18,557,314 shares at
        December 31, 1999 and June 30, 2000, respectively...........                186             186
      Class B Common Stock, $.01 par value; authorized
        40,000,000 shares, issued and outstanding: 3,958,421
        shares at December 31, 1999 and June 30, 2000, respectively.                 39              39
      Capital deficit...............................................          (105,060)       (104,870)
      Accumulated other comprehensive income........................            (2,804)         (3,022)
      Retained earnings.............................................             93,992          92,953
      Treasury stock, at cost: 1,699,497 shares at
        December 31, 1999 and June 30, 2000, respectively...........           (33,246)        (33,246)
                                                                           ------------    ------------
      Total equity (deficit)........................................           (46,893)        (47,960)
                                                                           ------------    ------------
          Total liabilities and equity (deficit)....................       $    293,208    $    290,172
                                                                           ============    ============


        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                            --------
                                                                                      1999           2000
                                                                                      ----           ----
Cash flows from operating activities:
       Net income (loss).....................................................   $      3,274    $    (1,039)
       Adjustments to reconcile net income (loss) to net cash
         provided (used) by operating activities
         Depreciation and amortization.......................................          8,570           9,741
         Increase in receivables.............................................        (7,514)         (5,857)
         Decrease in inventories.............................................          4,122           2,122
         Increase in accounts payable........................................          5,705           1,929
         Increase (decrease) in accrued liabilities..........................          4,863         (2,744)
         Decrease in income taxes payable....................................        (1,988)              --
         Decrease in other liabilities and assets, net.......................        (5,955)         (4,252)
         Decrease in minority interest.......................................        (3,436)         (1,069)
                                                                                ------------    ------------
             Net cash provided (used) by operating activities................          7,641         (1,169)
                                                                                ------------    ------------
Cash flows from investing activities:
       Capital expenditures..................................................        (9,346)         (6,254)
                                                                                ------------    ------------
             Net cash used for investing activities..........................        (9,346)         (6,254)
                                                                                ------------    ------------
Cash flows from financing activities:
       Net transactions with GenTek..........................................      (117,854)              --
       Proceeds from long-term debt..........................................        145,439              --
       Other financing activities............................................          (444)             190
                                                                                ------------    ------------
             Net cash provided by financing activities.......................         27,141             190
                                                                                ------------    ------------
Increase (decrease) in cash and cash equivalents.............................         25,436         (7,233)
Cash and cash equivalents at beginning of period.............................          1,127          26,630
                                                                                ------------    ------------
Cash and cash equivalents at end of period...................................   $     26,563    $     19,397
                                                                                ============    ============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
         Interest............................................................   $        310    $      7,361



        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


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

         The accompanying unaudited consolidated financial statements include the accounts of GCG and its subsidiaries (collectively, the "Company"). These unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The Company's financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1999 included in the Form 10-K.

         For the purpose of governing certain ongoing relationships between the Company and GenTek after the Spinoff and to provide mechanisms for an orderly transition, the Company and GenTek have entered into various agreements. Management believes that the agreements are comparable to those which would have been reached in arm's length negotiations with unaffiliated parties.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin: No. 101 -- Revenue Recognition in Financial Statements ("SAB 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective for the Company during the the fourth fiscal quarter of the current year. The Company does not expect the adoption of SAB 101 to have a material effect on the Company's results of operations, financial condition or cash flows.

         Certain prior-period amounts have been reclassified to conform with the current-year presentation.

                         THE GENERAL CHEMICAL GROUP INC.

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

         Total comprehensive income (loss) is comprised of net income (loss) and foreign currency translation gains and (losses). Total comprehensive income
(loss) for the six months ended June 30, 1999 and 2000 was $3,301 and $(1,257), respectively.

NOTE 3 - EARNINGS (LOSS) PER SHARE

         The computation of basic earnings (loss) per share is based on the weighted average number of common shares and contingently issuable shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all stock options and restricted units, using the treasury stock method.

         The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                           JUNE 30,                         JUNE 30,
                                                           --------                         --------
                                                    1999              2000             1999              2000
                                                    ----              ----             ----              ----
Basic earnings per common share:
     Weighted average common shares
     Outstanding..............................     20,917,491       20,984,786      20,882,282        20,984,786
                                                   ==========       ==========      ==========        ==========

Diluted earnings per common share:
     Weighted average common shares
     Outstanding..............................     20,917,491       20,984,786      20,882,282        20,984,786
     Options and Restricted Units.............        493,656               --         591,519                --
                                                   ----------       -----------     ----------        ----------

Denominator for diluted earnings per
     common share.............................     21,411,147       20,984,786      21,473,801        20,984,786
                                                   ==========       ==========      ==========        ==========

         At June 30, 1999 and 2000 options to purchase 1,671,700 shares and 2,346,500 shares of common stock, respectively, were not included in the computation of diluted earnings per common share because the exercise price was greater than the average market price of the common shares. The options, which expire during 2007, 2008 and 2009, were still outstanding at June 30, 2000. At June 30, 2000, 455,512 restricted units were not included in the calculation of diluted earnings per common share because its inclusion would have resulted in an antidilutive effect.

                         THE GENERAL CHEMICAL GROUP INC.

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 4 - ADDITIONAL FINANCIAL INFORMATION


       The components of inventories were as follows:         DECEMBER 31,       JUNE 30,
                                                                  1999             2000
                                                                  ----             ----
                                                                                (UNAUDITED)
               Raw materials..........................      $       3,603     $     2,469
               Work in process........................              1,301           2,404
               Finished products......................             12,704           9,856
               Supplies and containers................              7,683           8,440
                                                            -------------     -----------
                                                            $      25,291     $    23,169
                                                            =============     ===========

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

NOTE 6 - RELATED PARTY TRANSACTIONS

MANAGEMENT AGREEMENT

         The Company is party to a management agreement with Latona Associates (which is controlled by a stockholder of the Company) under which the Company receives corporate supervisory and administrative services and strategic guidance for a quarterly fee. The Company's share of this management fee is $738 and $773 for the six months ended June 30, 1999 and 2000, respectively.

TRANSITION SUPPORT AGREEMENT

         The Company and GenTek have entered into various transition agreements that provide mechanisms for an orderly transition after the Spinoff. For the six-months ended June 30, 1999 and 2000, the Company paid GenTek $618 and
$900 related to these transition agreements.

OTHER TRANSACTIONS

         The Company supplies soda ash to GenTek. For the six months ended June 30, 1999 and 2000, sales to GenTek amounted to $5,106 and $2,422, respectively.

NOTE 7 - GEOGRAPHIC INFORMATION

                                                           TOTAL REVENUES               OPERATING PROFIT
                                                              JUNE 30,                      JUNE 30,
                                                              --------                      --------
                                                        1999           2000            1999           2000
                                                        ----           ----            ----           ----
     United States.............................     $    93,312   $    89,479      $    9,391     $   10,174
     Foreign  .................................          51,790        46,434           5,838          (977)
     Elimination ..............................        (14,465)      (15,959)            (75)             --
                                                    -----------   -----------      ----------     ----------
                                                    $   130,637   $   119,954      $   15,154     $    9,197
                                                    ===========   ===========      ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

June 30, 2000 Compared with December 31, 1999


Financial Condition

         Cash and cash equivalents were $19.4 million at June 30, 2000 compared with $26.6 million at December 31, 1999. During the first six months of 2000, the Company used cash flow from operating activities of $1.2 million, and used cash of $6.3 million for capital expenditures.

         The Company had working capital of $63.6 million at June 30, 2000 as compared with $61.4 million at December 31, 1999. The increase in working capital principally reflects higher receivables and other current assets partially offset by lower cash and inventory balances.

Results of Operations

June 30, 2000 Compared with December 31, 1999

         Net revenues for the three and six month periods ended June 30, 2000 decreased 4.9 percent and 8.1 percent to $65.8 million and $120.0 million, respectively, from $69.2 million and $130.6 million for the comparable prior year periods. Net revenues were negatively affected by lower calcium chloride volumes due to warm winter weather and wet spring weather as well as lower soda ash prices.

         Gross profit for the three month period ended June 30, 2000 decreased $6.0 million to $9.2 million from $15.2 million for the comparable prior year period. Gross profit as a percentage of net revenues for the three-month period ended June 30, 2000 decreased to 14.0 percent from 22.0 percent for the same period in 1999. Gross profit for the six-month period ended June 30, 2000 decreased $7.9 million to $17.5 million from $25.4 million for the comparable prior year period. Gross profit as a percentage of net revenues for the six-month period ended June 30, 2000 decreased to 14.6 percent from 19.5 percent for the same period in 1999. These decreases were primarily due to the above-mentioned decrease in net revenues as well as higher energy costs.

         Selling, general and administrative expense decreased $2.2 million and $2.0 million for the three and six month periods ended June 30, 2000 as compared to the prior period principally due to the $1.9 million one-time charge related to the Spinoff in the second quarter of 1999. Selling, general and administrative as a percentage of net revenues for the three and six month period ended June 30, 2000 and 1999 decreased to 6.2 percent from 9.0 percent and to 6.9 percent from 7.9 percent primarily due to the above-mentioned one-time charge.

         Interest expense for the three and six month periods ended June 30, 2000 was $3.9 million and $7.8 million, which was $0.5 million and $1.7 million higher, respectively, than the comparable prior period levels as a result of the issuance of the Senior Subordinated Notes and borrowings under the Credit Facility.

         Minority interest for the three and six month periods ended June 30, 2000 was $2.4 million and $5.4 million, respectively, versus $2.9 million and $5.5 million for the same period in 1999. The decreases in both periods reflect lower earnings due to lower soda ash pricing of General Chemical (Soda Ash) Partners.

         Net income (loss) was $0.2 million and ($1.0) million for the three and six-month periods ended June 30, 2000, respectively, versus net income of $2.3 million and $3.3 million for the comparable prior year periods, for the foregoing reasons, net of available income tax benefits.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 9, 2000, the Company held its Annual Meeting of Stockholders. At the meeting, Paul M. Montrone, Paul M. Meister, Philip E. Beekman, John M. Kehoe, Jr., Gerald J. Lewis and Joseph Volpe were each elected as a director of the Company to serve a one year term which will expire at the 2001 Annual Meeting of Stockholders and until a successor has been duly elected and qualified. For Paul M. Montrone, 51,356,523 votes were cast in favor and 700,110 votes were withheld. For Paul M. Meister 51,356,153 votes were cast in favor and 700,480 votes were withheld. For Philip E. Beekman, 51,356,153 votes were cast in favor and 700,480 votes were withheld. For John M. Kehoe, Jr., 50,712,781 votes were cast in favor and 1,343,852 votes were withheld. For Gerald J. Lewis, 51,352,153 votes were cast in favor and 704,480 votes were withheld. For Joseph Volpe, 51,349,523 votes were cast in favor and 707,110 votes were withheld.

         The stockholders also approved the selection of Deloitte & Touche LLP as the Company's independent auditors. 52,039,968 votes were cast in favor of the the General Chemical Group Inc. 2000 Long-Term Incentive Plan; 13,741 were voted against; and 2,924 abstained.

         The stockholders also approved the adoption of The General Chemical Group Inc. 2000 Long-Term Incentive Plan. 47,094,206 votes were cast in favor of The General Chemical Group Inc. 2000 Long-Term Incentive Plan; 3,333,259 voted against; 26,874 abstained; and 1,602,294 were broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    27.01 Financial Data Schedule

(b) No reports were filed on Form 8-K.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 THE GENERAL CHEMICAL GROUP INC.
                             -----------------------------------
                                         Registrant



Date August 11, 2000         /s/ John M. Kehoe, Jr.
     -------------------         ------------------
                                 JOHN M. KEHOE, JR.
                                 President and Chief Executive Officer
                                 (Principal Executive Officer) and Director



Date August 11, 2000         /s/ David S. Graziosi
     -------------------         -----------------
                                 DAVID S. GRAZIOSI
                                 Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                                 DESCRIPTION            PAGE
----------                                  -----------            ----
27           Financial Data Schedule............................    11