Form 10-Q
period 2000-09-30
GENERAL CHEMICAL GROUP INC
filed 2000-11-14
CIK 929697

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
     X                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
-----------               OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                            OR
                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-----------               OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


The number of shares of Common Stock outstanding at November 1, 2000 was 16,930,201. The number of shares of Class B Common Stock outstanding at November 1, 2000 was 3,958,421.


================================================================================

                           THE GENERAL CHEMICAL GROUP

                                    FORM 10-Q

                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                      INDEX


                                                                                                    PAGE NO.
                                                                                                    --------
   PART I.  FINANCIAL INFORMATION:

        Item 1.  Financial Statements

          Consolidated Statements of Operations - Three Months
          And Nine Months Ended September 30, 1999 and 2000...................................         1

          Consolidated Balance Sheets - December 31, 1999 and
          September 30, 2000..................................................................         2

          Consolidated Statements of Cash Flows - Nine Months
          Ended September 30, 1999 and 2000...................................................         3

          Notes to Consolidated Financial Statements..........................................         4-7

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................................         8

   PART II.  OTHER INFORMATION:

        Item 6.  Exhibits.....................................................................         9

        SIGNATURES............................................................................         10

        EXHIBIT INDEX.........................................................................         11

        EXHIBITS..............................................................................         12


                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                         THE GENERAL CHEMICAL GROUP INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                                            --------------------------     -----------------------
                                                                  1999      2000               1999        2000
                                                                  ----      ----               ----        ----
Net revenues ................................................   $64,117   $61,079           $194,755    $181,033
Cost of sales ...............................................    51,715    51,284            156,905     153,786
Selling, general and administrative expense .................     4,352     4,468             14,647      12,723
                                                                -------   -------           --------    --------
Operating profit ............................................     8,050     5,327             23,203      14,524
Interest expense ............................................     3,826     3,977              9,764      11,750
Gain on sale of assets ......................................      --       7,699               --         7,699
Interest income .............................................       442       319                859         914
Other (income) expense, net .................................         3       (48)              (147)         24
                                                                -------   -------           --------    --------
Income before income taxes and minority interest ............     4,663     9,416             14,445      11,363
Minority interest ...........................................     3,484     4,096              8,992       9,522
                                                                -------   -------           --------    --------
Income before income taxes ..................................     1,179     5,320              5,453       1,841
Income tax provision (benefit) ..............................        65     2,037              1,066        (403)
                                                                -------   -------           --------    --------
           Net income .......................................   $ 1,114   $ 3,283           $  4,387    $  2,244
                                                                =======   =======           ========    ========

Earnings per common share:
           Basic ............................................   $   .05   $   .16           $    .21   $     .11
                                                                =======   =======           ========   =========
           Assuming dilution ................................   $   .05   $   .15           $    .20   $     .10
                                                                =======   =======           ========   =========


Dividends declared per share ................................   $  --     $  --             $    .05   $     --
                                                                =======   =======           ========   =========



        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  ASSETS

                                                                                DECEMBER 31,    SEPTEMBER 30,
                                                                                   1999            2000
                                                                                   ----            ----
                                                                                                (UNAUDITED)
Current assets:
       Cash and cash equivalents.............................................     $   26,630    $   31,723
       Receivables, net......................................................         57,970        58,228
       Inventories...........................................................         25,291        23,704
       Deferred income taxes.................................................          6,089         5,925
       Other current assets..................................................          4,816         7,751
                                                                                  ----------    ----------
          Total current assets...............................................        120,796       127,331
Property, plant and equipment, net...........................................        150,038       145,808
Other assets                                                                          22,374        21,808
                                                                                  ----------    ----------
          Total assets.......................................................     $  293,208    $  294,947
                                                                                  ==========    ==========

                        LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
      Accounts payable.......................................................     $   27,625    $   26,994
      Accrued liabilities....................................................         31,778        30,649
                                                                                  ----------    ----------
          Total current liabilities..........................................         59,403        57,643
Long-term debt...............................................................        150,919       149,314
Other liabilities............................................................         87,700        90,155
                                                                                  ----------    ----------
          Total liabilities..................................................        298,022       297,112
Minority interest............................................................         42,079        42,681
                                                                                  ----------    ----------
Equity (Deficit):
      Preferred Stock, $.01 par value; authorized 10,000,000
        shares; none issued or outstanding...................................             --            --
      Common Stock, $.01 par value; authorized 100,000,000
        shares; issued and outstanding: 18,557,314 and  18,649,915 shares at
        December 31, 1999 and September 30, 2000, respectively...............            186           187
      Class B Common Stock, $.01 par value; authorized
        40,000,000 shares, issued and outstanding: 3,958,421
        shares at December 31, 1999 and September 30, 2000, respectively.....             39            39
      Capital deficit........................................................       (105,060)     (104,840)
      Accumulated other comprehensive income.................................         (2,804)       (3,216)
      Retained earnings......................................................         93,992        96,236
      Treasury stock, at cost: 1,699,497  and 1,719,714 shares at
        December 31, 1999 and September 30, 2000, respectively...............        (33,246)      (33,252)
                                                                                  ----------    ----------
      Total equity (deficit).................................................        (46,893)      (44,846)
                                                                                  ----------    ----------
          Total liabilities and equity (deficit).............................     $  293,208    $  294,947
                                                                                  ==========    ==========


        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                               ---------------------
                                                                                               1999             2000
                                                                                               ----             ----
      Cash flows from operating activities:
             Net income ...........................................................        $    4,387      $   2,244
             Adjustments to reconcile net income to net cash
               provided by operating activities
               provided by operating activities:
               Depreciation and amortization.......................................            12,821         14,504
               Gain on sale of assets..............................................                --         (7,699)
               Decrease (increase) in receivables..................................             2,842           (258)
               Decrease in inventories.............................................             4,311          1,587
               Increase (decrease) in accounts payable.............................             4,413           (631)
               Increase (decrease)  in accrued liabilities.........................               916         (1,129)
               Decrease in other liabilities and assets, net.......................            (2,494)          (678)
               (Decrease) increase in minority interest............................            (1,695)           602
                                                                                           ----------      ---------
                   Net cash provided by operating activities.......................            25,501          8,542
                                                                                           ----------      ---------
      Cash flows from investing activities:
             Capital expenditures..................................................           (14,276)       (11,744)
             Proceeds from sale of assets..........................................                --          8,080
                                                                                           ----------      ---------
                   Net cash used for investing activities..........................           (14,276)        (3,664)
                                                                                           ----------      ---------
      Cash flows from financing activities:
             Net transactions with GenTek..........................................          (122,470)            --
             Proceeds from long-term debt..........................................           145,439             --
             Other financing activities............................................              (326)           215
                                                                                           ----------      ---------
                   Net cash provided by financing activities.......................            22,643            215
                                                                                           ----------      ---------
      Increase in cash and cash equivalents........................................            33,868          5,093
      Cash and cash equivalents at beginning of period.............................             1,127         26,630
                                                                                           ----------      ---------
      Cash and cash equivalents at end of period...................................        $   34,995      $  31,723
                                                                                           ==========      =========

      Supplemental disclosure of cash flow information:
             Cash paid during the period for:
               Interest............................................................        $    1,127      $   8,438
               Taxes...............................................................        $      330      $      --








        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


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

         The accompanying unaudited consolidated financial statements include the accounts of GCG and its subsidiaries (collectively, the "Company"). These unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The Company's financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1999 included in its Form 10-K.

         For the purpose of governing certain ongoing relationships between the Company and GenTek after the Spinoff and to provide mechanisms for an orderly transition, the Company and GenTek have entered into various agreements. Management believes that the agreements are comparable to those which would have been reached in arm's-length negotiations with unaffiliated parties.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin: No. 101 - Revenue Recognition in Financial Statements ("SAB 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective for the Company during the the fourth fiscal quarter of the current year. The Company does not expect the adoption of SAB 101 to have a material effect on the Company's results of operations, financial condition or cash flows.

         In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133". This statement amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and for certain hedging activities. The Company plans to adopt SFAS 133 and SFAS 138 in the first quarter of fiscal 2001. The Company does not expect that the adoption of these pronouncements will have a material effect on its consolidated financial statements.

         Certain prior-period amounts have been reclassified to conform with the current-year presentation.

                         THE GENERAL CHEMICAL GROUP INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 2 - COMPREHENSIVE INCOME

         Total comprehensive income is comprised of net income and foreign currency translation gains and (losses). Total comprehensive income for the nine months ended September 30, 1999 and 2000 was $4,369 and $1,832, respectively.

NOTE 3 - EARNINGS PER SHARE

         The computation of basic earnings per share is based on the weighted average number of common shares and contingently issuable shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all stock options and restricted units, using the treasury stock method.

         The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:


                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                        -------------                     -------------
                                                    1999            2000             1999             2000
                                                    ----            ----             ----             ----
Basic earnings per common share:
     Weighted average common shares
     Outstanding..............................     20,987,144       21,096,132      20,917,236        21,022,687
                                                   ==========       ==========      ==========        ==========

Diluted earnings per common share:
     Weighted average common shares
     Outstanding..............................     20,987,144       21,096,132      20,917,236        21,022,687
     Options and Restricted Units.............        475,614          483,992         552,865           463,344
                                                   ----------       ----------      ----------        ----------

Denominator for diluted earnings per
     common share.............................     21,462,758       21,580,124      21,470,101        21,486,031
                                                   ==========       ==========      ==========        ==========


         At September 30, 1999 and 2000 options to purchase 1,674,500 shares and 2,339,500 shares of common stock, respectively, were not included in the computation of diluted earnings per common share because the exercise price was greater than the average market price of the common shares. The options, which expire during 2007, 2008 and 2009, were still outstanding at September 30, 2000.

                         THE GENERAL CHEMICAL GROUP INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 4 - ADDITIONAL FINANCIAL INFORMATION

       The components of inventories were as follows:

                                                                    DECEMBER 31,    SEPTEMBER 30,
                                                                        1999          2000
                                                                        ----          ----
                                                                                   (UNAUDITED)
               Raw materials......................................      $ 3,603     $ 3,182
               Work in process....................................        1,301       2,931
               Finished products..................................       12,704       9,134
               Supplies and containers............................        7,683       8,457
                                                                        -------     -------
                                                                        $25,291     $23,704
                                                                        =======     =======


NOTE 5 - DIVIDENDS

         As a consequence of the Spinoff, the Board of Directors of GCG does not expect to pay dividends in the near future. The dividend policies of GCG are subject to change and will be based on, among other factors, its operating results and financial requirements and the restrictions imposed by its financing facilities.

NOTE 6 - SALE OF ASSETS

         In the third quarter of 2000, the Company sold a quarry at its Amherstburg, Ontario location for $8.1 million, resulting in a pretax gain of $7.7 million.

NOTE 7 - RELATED PARTY TRANSACTIONS

MANAGEMENT AGREEMENT

         The Company is party to a management agreement with Latona Associates (which is controlled by a stockholder of the Company) under which the Company receives corporate supervisory and administrative services and strategic guidance for a quarterly fee. This management fee was $1,113 and $1,161 for the nine months ended September 30, 1999 and 2000, respectively.

TRANSITION SUPPORT AGREEMENT

         The Company and GenTek have entered into various transition agreements that provide mechanisms for an orderly transition after the Spinoff. For the nine months ended September 30, 1999 and 2000, the Company paid GenTek $1,534 and $1,296, respectively, related to these transition agreements.

OTHER TRANSACTIONS

         The Company supplies soda ash to GenTek. For the nine months ended September 30, 1999 and 2000, sales to GenTek amounted to $10,045 and $3,390, respectively.

                         THE GENERAL CHEMICAL GROUP INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


NOTE 8 - GEOGRAPHIC INFORMATION

                                                                                        DEPRECIATION AND
                        TOTAL REVENUES        OPERATING PROFIT   CAPITAL EXPENDITURES     AMORTIZATION
                         SEPTEMBER 30,          SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,
                         -------------          -------------        -------------        -------------
                      1999        2000       1999        2000       1999       2000      1999      2000
                      ----        ----       ----        ----       ----       ----      ----      ----
United States.....  $139,831    $135,401    $15,906   $ 17,841     $ 9,009   $ 9,803    $ 9,682   $10,810
Foreign  .........    76,485      69,456      7,511     (3,317)      5,267     1,941      3,139     3,694
Elimination ......   (21,561)    (23,824)      (214)       --          --        --         --        --
                    --------    --------    -------   --------     -------   -------    -------   -------
                    $194,755    $181,033    $23,203   $ 14,524     $14,276   $11,744    $12,821   $14,504
                    ========    ========    =======   ========     =======   =======    =======   =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

September 30, 2000 Compared with December 31, 1999


Financial Condition

         Cash and cash equivalents were $31.7 million at September 30, 2000 compared with $26.6 million at December 31, 1999. During the first nine months of 2000, the Company generated cash flow from operating activities of $8.5 million, and used cash of $3.7 million for investing activities.

         The Company had working capital of $69.7 million at September 30, 2000 as compared with $61.4 million at December 31, 1999. The increase in working capital principally reflects higher cash and other current assets in addition to lower accounts payable and accrued liabilities.

         The Company's liquidity needs arise primarily from working capital requirements, capital expenditures and interest and principal payment obligations. The Company's ability to satisfy its liquidity needs is dependent on its financial performance, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control (such as soda ash prices and energy prices). The Company believes that its existing cash balance and cash flow generated from operations are sufficient to satisfy its current working capital, capital expenditure and debt service requirements for the coming year. In the event the Company proposes to undertake any acquisition, restructuring of its operations or extraordinary capital expenditure, the Company may need additional cash and cannot give any assurance that its existing capital resources (including credit facilities) will be available or adequate.

Results of Operations

September 30, 2000 Compared with December 31, 1999

         Net revenues for the three and nine month periods ended September 30, 2000 decreased 4.7 percent and 7.1 percent to $61.1 million and $181.0 million, respectively, from $64.1 million and $194.8 million for the comparable prior year periods. Net revenues were negatively affected by lower calcium chloride volumes due to warm winter weather and wet spring and summer weather as well as lower soda ash prices.

         Gross profit for the three month period ended September 30, 2000 decreased $2.6 million to $9.8 million from $12.4 million for the comparable prior year period. Gross profit as a percentage of net revenues for the three-month period ended September 30, 2000 decreased to 16.0 percent from 19.3 percent for the same period in 1999. Gross profit for the nine month period ended September 30, 2000 decreased $10.6 million to $27.3 million from $37.9 million for the comparable prior year period. Gross profit as a percentage of net revenues for the nine month period ended September 30, 2000 decreased to
15.1 percent from 19.5 percent for the same period in 1999. These decreases were primarily due to the above-mentioned decrease in net revenues as well as higher energy costs.

         Selling, general and administrative expense increased $0.1 million and decreased $1.9 million for the three and nine month periods ended September 30, 2000 as compared to the prior period principally due to the $1.9 million one-time charge related to the Spinoff in the second quarter of 1999. Selling, general and administrative expense as a percentage of net revenues for the three month period ended September 30, 2000 and 1999 increased to 7.4 percent from 6.9 percent primarily due to the decrease in net revenues. Selling, general and administrative expense as a percentage of net revenues for the nine month period ended September 30, 2000 and 1999 decreased to 7.0 percent from 7.5 percent primarily due to the above-mentioned one-time charge.

         Interest expense for the three and nine month periods ended September 30, 2000 was $4.0 million and $11.8 million, which was $0.2 million and $2.0 million higher, respectively, than the comparable prior period levels as a result of the issuance of the 10 5/8% Senior Subordinated Notes in April 1999 and borrowings under the Credit Facility.

         Minority interest for the three and nine month periods ended September 30, 2000 was $4.1 million and $9.5 million, respectively, versus $3.5 million and $9.0 million for the same period in 1999. The increases in both periods reflect higher earnings due to reductions in operating costs, partially offset by lower soda ash pricing, at General Chemical (Soda Ash) Partners.

         Net income was $3.3 million and $2.2 million for the three and nine month periods ended September 30, 2000, respectively, versus net income of $1.1 million and $4.4 million for the comparable prior year periods, for the foregoing reasons, net of available income tax benefits.

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

(a) Exhibits:

     27.01 Financial Data Schedule

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        THE GENERAL CHEMICAL GROUP INC.
                                  --------------------------------------------
                                                  Registrant


Date     November 14, 2000                        /s/ John M. Kehoe, Jr.
         ---------------------------                  ------------------
                                                      JOHN M. KEHOE, JR.
                                                      President and Chief Executive Officer
                                                      (Principal Executive Officer) and Director



Date     November 14, 2000                        /s/ David S. Graziosi
         ---------------------------                  -----------------
                                                      DAVID S. GRAZIOSI
                                                      Vice President and Chief Financial Officer
                                                      (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.                                 DESCRIPTION                          PAGE
----------                                  -----------                          ----
27           Financial Data Schedule..........................................    12
