Form 10-K405/A
period 2000-12-31
GENERAL CHEMICAL GROUP INC
filed 2001-04-02
CIK 929697

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K/A
                                 (Amendment No.1)

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

--------------------------------------------------------------------------------

The sole purpose of this Amendment No.1 is to file the attached Exhibit 10.19, which was omitted with the filing of the registrant's Form 10-K as originally filed on March 28, 2001.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hampton, State of New Hampshire on the 30th day of March 2001.

                                        THE GENERAL CHEMICAL GROUP INC.


                                            By: /s/ ROBERT J. GAGALIS
                                                --------------------------------
                                                Robert J. Gagalis
                                                Vice President and Chief
                                                Financial Officer
                                                March 30, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                    Capacity                                      Date
---------                    --------                                      ----

/s/ PAUL M. MONTRONE         Chairman of the Board and Director            March 30, 2001
-------------------------
(Paul M. Montrone)


/s/ JOHN M. KEHOE, JR.       President, Chief Executive Officer            March 30, 2001
-------------------------    (Principal Executive Officer) and
(John M. Kehoe, Jr.)         Director


/s/ ROBERT J. GAGALIS        Vice President and Chief Financial Officer    March 30, 2001
-------------------------    (Principal Financial and Accounting Officer)
(Robert J. Gagalis)


/s/ PAUL M. MEISTER          Director                                      March 30, 2001
-------------------------
(Paul M. Meister)


/s/ PHILIP E. BEEKMAN        Director                                      March 30, 2001
-------------------------
(Philip E. Beekman)


/s/ GERALD J. LEWIS          Director                                      March 30, 2001
-------------------------
(Gerald J. Lewis)


/s/ JOSEPH VOLPE             Director                                      March 30, 2001
-------------------------
(Joseph Volpe)