Form 10-Q
period 2001-06-30
GENERAL CHEMICAL GROUP INC
filed 2001-08-14
CIK 929697

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


    (Mark One)

         X                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
     --------               OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended June 30, 2001
                                              OR
     --------          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No


The number of shares of Common Stock outstanding at August 1, 2001 was 3,011,879. The number of shares of Class B Common Stock outstanding at August 1, 2001 was 700,639.

================================================================================

                         THE GENERAL CHEMICAL GROUP INC.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED JUNE 30, 2001

                                      INDEX


                                                                                                    Page No.
                                                                                                    --------
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Consolidated Statements of Operations - Three Months
          And Six Months Ended June 30, 2000 and 2001...............................................     1

         Consolidated Balance Sheets - December 31, 2000 and
          June 30, 2001.............................................................................     2

         Consolidated Statements of Cash Flows - Six Months
          Ended June 30, 2000 and 2001..............................................................     3

         Notes to Consolidated Financial Statements.................................................    4-7

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................................................    8-9

     Item 3.  Qualitative and Quantitative Disclosures about Market Risk............................    10

PART II.  OTHER INFORMATION:

     Item 4.  Submission of Matters to a Vote of Security Holders...................................    10

     Item 5.  New York Stock Exchange Listing.......................................................    11

     Item 6.  Exhibits and Reports on Form 8-K......................................................    11

     SIGNATURES.....................................................................................    12

                          Part I. Financial Information
                          -----------------------------

Item 1.  Financial Statements


                         THE GENERAL CHEMICAL GROUP INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)



                                                                       Three Months Ended             Six Months Ended
                                                                            June 30,                      June 30,
                                                                       -------------------         ----------------------
                                                                         2000        2001             2000          2001
                                                                       -------     -------         --------       -------
Net sales.......................................................       $80,013     $ 79,369        $145,922     $144,695
Cost of sales...................................................        70,863       69,319         128,470      133,803
Selling, general and administrative expense.....................         4,070        4,108           8,255        8,222
Restructuring  charge ..........................................            --        1,721              --        1,721
                                                                       -------     --------        --------     --------
Operating profit ...............................................         5,080        4,221           9,197          949
Interest expense................................................         3,892        3,972           7,773        8,048
Interest income.................................................           266          212             595          486
Other expense, net..............................................            61           80              72          167
                                                                       -------     --------        --------     --------
Income (loss) before income taxes and minority interest.........         1,393          381           1,947       (6,780)
Minority interest...............................................         2,375        1,463           5,426        2,318
                                                                       -------     --------        --------     --------
Loss before income taxes........................................          (982)      (1,082)         (3,479)      (9,098)
Income tax (benefit) provision..................................        (1,188)           2          (2,440)         133
                                                                       -------     --------        --------     --------
           Net income (loss)....................................       $   206     $ (1,084)       $ (1,039)    $ (9,231)
                                                                       =======     ========        ========     ========
Earnings (loss) per common share:
           Basic................................................        $  .10      $ (0.34)         $ (.50)     $ (3.67)
                                                                       =======     ========        ========     ========
           Diluted..............................................        $  .10      $ (0.34)         $ (.50)     $ (3.67)
                                                                       =======     ========        ========     ========


        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                                                     December 31,      June 30,
                                                                                         2000            2001
                                                                                     ------------    ------------
                                                                                                      (unaudited)
                                     ASSETS
Current assets:
       Cash and cash equivalents................................................        $  20,815       $  18,481
       Receivables, net.........................................................           58,872          60,134
       Inventories..............................................................           21,707          22,830
       Deferred income taxes....................................................            8,455           8,039
       Other current assets.....................................................           13,792           8,324
                                                                                        ---------       ---------
          Total current assets..................................................          123,641         117,808
Property, plant and equipment, net..............................................          108,883         104,221
Other assets                                                                               18,476          14,647
                                                                                        ---------       ---------
          Total assets..........................................................        $ 251,000       $ 236,676
                                                                                        =========       =========

                        LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
      Accounts payable..........................................................        $  32,097    $     25,303
      Accrued liabilities.......................................................           42,595          35,509
                                                                                        ---------    ------------
          Total current liabilities.............................................           74,692          60,812
Long-term debt..................................................................          149,314         148,625
Other liabilities...............................................................           82,105          82,051
                                                                                        ---------    ------------
          Total liabilities.....................................................          306,111         291,488
                                                                                        ---------    ------------
Minority interest...............................................................           41,446          40,551
Equity (Deficit):
      Preferred Stock, $.01 par value; authorized 1,000,000
        shares; none issued or outstanding......................................               --              --
      Common Stock, $.01 par value; authorized 10,000,000
        shares; issued: 1,865,051 and 3,186,136 shares at
        December 31, 2000 and June 30, 2001, respectively.......................              186             317
      Class B Common Stock, $.01 par value; authorized
        4,000,000 shares, issued and outstanding: 395,842 and 700,641
        shares at December 31, 2000 and June 30, 2001, respectively.............               39              70
      Capital deficit...........................................................         (104,788)        (95,050)
      Accumulated other comprehensive loss......................................           (4,205)         (3,680)
      Retained earnings.........................................................           45,463          36,232
      Treasury stock, at cost: 171,999 and 174,189 shares at
        December 31, 2000 and June 30, 2001, respectively.......................          (33,252)        (33,252)
                                                                                        ---------    ------------
      Total equity (deficit)....................................................          (96,557)        (95,363)
                                                                                        ---------    ------------
          Total liabilities and equity (deficit)................................        $ 251,000    $    236,676
                                                                                        =========    ============


        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                      ------------------
                                                                                      2000         2001
                                                                                     ------       ------
Cash flows from operating activities:
       Net loss..............................................................   $   (1,039)   $   (9,231)
       Adjustments to reconcile net loss to net cash
         Depreciation and amortization.......................................        9,741         9,474
         Increase in receivables.............................................       (5,857)       (1,262)
         Decrease (increase) in inventories..................................        2,122        (1,123)
         Increase (decrease) in accounts payable.............................        1,929        (6,794)
         Decrease in accrued liabilities.....................................       (2,744)       (7,086)
         (Increase) decrease in other liabilities and assets, net............       (4,252)        9,267
         Decrease in minority interest.......................................       (1,069)         (895)
                                                                                ----------    ----------
             Net cash used by operating activities...........................       (1,169)       (7,650)
Cash flows from investing activities:
       Capital expenditures..................................................       (6,254)       (4,584)
                                                                                ----------    ----------
             Net cash used for investing activities..........................       (6,254)       (4,584)
                                                                                ----------    ----------
Cash flows from financing activities:
       Proceeds from sale of stock, net......................................           --         9,793
       Other financing activities............................................          190           107
                                                                                ----------    ----------
             Net cash provided by financing activities.......................          190         9,900
                                                                                ----------    ----------
Decrease in cash and cash equivalents........................................       (7,233)       (2,334)
Cash and cash equivalents at beginning of period.............................       26,630        20,815
                                                                                ----------    ----------
Cash and cash equivalents at end of period...................................   $   19,397    $   18,481
                                                                                ==========    ==========

Supplemental disclosure of cash flow information:
       Cash paid (refunded) during the period for:
         Interest............................................................   $    7,361    $    7,441
         Taxes...............................................................           --        (4,264)





        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the three and six months ended June 30, 2001
                             (Dollars in thousands)
                                   (unaudited)


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

         The accompanying unaudited consolidated financial statements include the accounts of GCG and its subsidiaries (collectively, the "Company"). These unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The Company's financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2000 included in the Form 10-K.

         In July 2001, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that all business combinations initiated after June 30,2001, be accounted for using the purchase method of accounting. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. Statement No. 142 establishes new standards for goodwill acquired in a business combination and eliminates the amortization of goodwill over its estimated useful life. Rather, goodwill will now be tested for impairment annually, or more frequently if circumstances indicate potential impairment, by applying a fair value based test. The Company expects to adopt this statement during the first quarter of fiscal 2002. Management does not believe that the adoption of these standards will have a material impact on the Company's financial position or results of operations.

         Certain prior-period amounts have been reclassified to conform with the current-year presentation.

Note 2 - Comprehensive Loss

         Total comprehensive loss is comprised of net loss and foreign currency translation gains and (losses). Total comprehensive loss for the six months ended June 30, 2000 and 2001 was ($1,257) and ($8,706) respectively.

Note 3 - Earnings (Loss) Per Share

         The computation of basic earnings (loss) per share is based on the weighted average number of common shares and contingently issuable shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all stock options and restricted units, using the treasury stock method.

                         THE GENERAL CHEMICAL GROUP INC.

                For the three and six months ended June 30, 2001
                             (Dollars in thousands)
                                   (unaudited)

         The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

                                                         Three Months Ended              Six Months Ended
                                                               June 30,                      June 30,
                                                      ----------------------           ---------------------
                                                      2000              2001           2000             2001
                                                      ----              ----           ----             ----

Basic earnings per common share:
     Weighted average common shares
     Outstanding..............................      2,098,479        3,184,615       2,098,479       2,515,505
                                                    =========        =========       =========       =========
Diluted earnings per common share:
     Weighted average common shares
     Outstanding..............................      2,098,479        3,184,615       2,098,479       2,515,505
     Options and Restricted Units.............             --                -              --               -
                                                    ---------        ---------       ---------       ---------
Denominator for diluted earnings per
     common share.............................      2,098,479        3,184,615       2,098,479       2,515,505
                                                    =========        =========       =========       =========


         At June 30, 2000 and 2001, options to purchase 234,650 shares and 225,400 shares of common stock, respectively, were not included in the computation of diluted earnings per common share because the exercise price was greater than the average market price of the common shares. The options, which expire during 2008 and 2009 and 2010, were still outstanding at June 30, 2001. At June 30, 2001, 36,493 restricted units and options were not included in the calculation of diluted earnings per common share because its inclusion would have resulted in an antidilutive effect.

Note 4 - Additional Financial Information

       The components of inventories were as follows:                December 31,       June 30,
                                                                         2000             2001
                                                                         ----             ----
                                                                                       (unaudited)
               Raw materials......................................      $    3,165     $   1,446
               Work in process....................................           1,665         2,844
               Finished products..................................          10,743        12,227
               Supplies and containers............................           6,134         6,313
                                                                        ----------     ---------
                                                                        $   21,707     $  22,830
                                                                        ==========     =========

Note 5 - Restructuring

         In the fourth quarter of 2000, the Company recorded a pretax restructuring charge, including related asset writedowns and workforce reductions, of $59.8 million. The restructuring involves the idling of the Company's synthetic soda ash production capacity in Amherstburg, Ontario, Canada. The balance of the restructuring accrual at December 31, 2000 was $16.1 million. Spending against this accrual was $4.9 million during the six months ended June 30, 2001.

         In the second quarter of 2001, the Company provided for additional pretax restructuring charges of $1.7 million or $0.68 per diluted share for revised actuarial estimates of employee termination benefits.

                         THE GENERAL CHEMICAL GROUP INC.

                For the three and six months ended June 30, 2001
                             (Dollars in thousands)
                                   (unaudited)

Note 6 - Common Stock

         On May 14, 2001, the Company issued 13,081,048 shares of Common Stock and 3,047,985 shares of Class B Common Stock in connection with the Company's rights offering (corresponding to approximately 1,308,105 and 304,799 shares after the reverse split on July 13, 2001). Pursuant to the rights offering, the holders of record of the Company's Common Stock and Class B Common Stock as of April 16, 2001 received, at no cost, 0.77 rights to purchase one share of Common Stock or Class B Common Stock, as appropriate, of the Company for each share of such stock they held as of the record date. Each whole right entitled its holder to purchase one share of Common Stock or Class B Common Stock, as appropriate, for a subscription price of $0.62 per share. The proceeds to the Company from this issuance of Common Stock and Class B Common Stock were approximately $10.0 million and will be used to pay costs related to the idling of the Company's synthetic soda ash production capacity in Amherstburg, Ontario, Canada and for general corporate purposes.

Note 7 - Related Party Transactions

Management Agreement

         The Company is party to a management agreement with Latona Associates Inc. (which is controlled by a stockholder of the Company) under which the Company receives corporate supervisory and administrative services and strategic guidance for a quarterly fee. This management fee was $773 and $798 for the six months ended June 30, 2000 and 2001, respectively.

Transition Support Agreement

         The Company and GenTek Inc. ("GenTek") have entered into various transition agreements that provide mechanisms for an orderly transition following the spin-off of GenTek from the Company. For the six months ended June 30, 2000 and 2001, the Company paid GenTek $900 and $678 related to these transition agreements.

Other Transactions

         The Company supplies soda ash to GenTek. For the six months ended June 30, 2000 and 2001, sales to GenTek amounted to $2,422 and $2,111, respectively.

Note 8 - Geographic Information

                                                             Net Sales                Operating Profit (Loss)
                                                              June 30,                        June 30,
                                                        --------------------         -----------------------
                                                        2000            2001             2000          2001
                                                        ----            ----             ----          ----
     United States.............................     $   108,955       $114,119       $   10,174    $    3,509
     Foreign  .................................          52,926         51,816             (977)       (2,560)
     Elimination ..............................         (15,959)       (21,240)              --            --
                                                    -----------        -------       ----------    ----------
                                                    $   145,922       $144,695       $    9,197    $      949
                                                    ===========       ========       ==========    ===========

                         THE GENERAL CHEMICAL GROUP INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)
                For the three and six months ended June 30, 2001
                             (Dollars in thousands)
                                   (unaudited)

         Operating profit (loss) for the foreign segment includes additional restructuring charges of $1,721 recorded in the second quarter of 2001.

Note 9 - Segment Information

         Industry segment information is summarized as follows:

                                                             Three Months Ended               Six Months Ended
                                                                  June 30,                        June 30,
                                                          2000             2001             2000            2001
                                                          ----             -----            ----            ----
     Net sales:
          Soda Ash.............................       $   62,267     $    59,623        $  118,385     $  114,045
          Calcium Chloride.....................           17,747          19,746            27,537         30,650
                                                      ----------     -----------        ----------     ----------
                       Total Segment...........       $   80,014     $    79,369        $  145,922     $  144,695
                                                      ==========     ===========        ==========     ==========

     Income (loss) before income taxes:
          Soda Ash.............................        $     (60)    $       954        $    1,418     $   (1,242)
          Calcium Chloride.....................            3,761           2,246             4,140          1,147
                                                      -----------    -----------        ----------     ----------
                       Total Segment...........            3,701           3,200             5,558            (95)

     Eliminations and other....................           (4,683)         (4,282)           (9,037)        (9,003)
                                                      -----------    -----------        ----------     ----------
                                                      $     (982)    $    (1,082)       $   (3,479)    $   (9,098)
                                                      ==========     ===========        ==========     ==========

         Income (loss) before income taxes for the soda ash segment includes additional restructuring charges of $1,721 recorded in the second quarter of 2001.


Note 10 - Subsequent Event

         On May 16, 2001, the shareholders of the Company approved a reverse split of the Company's common stock. The ratio of the reverse split was one share for each 10 shares held by a shareholder as of 5:00 p.m. Eastern Daylight Time on July 13, 2001. The accompanying consolidated financial statements have been restated to reflect the reverse split for each period presented.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

June 30, 2001 Compared with December 31, 2000


Financial Condition

         Cash and cash equivalents were $18.5 million at June 30, 2001 compared with $20.8 million at December 31, 2000. During the first six months of 2001, the Company used cash flow from operating activities of $7.7 million, used cash of $4.6 million for capital expenditures and provided cash flow from financing activities of $9.9 million.

         The Company had working capital of $57.0 million at June 30, 2001 as compared with $48.9 million at December 31, 2000. The increase in working capital principally reflects higher receivables and inventories and lower accrued liabilities partially offset by lower cash balances and other current assets due to the receipt of $4.3 million of income tax refunds.

         On May 14, 2001, the Company issued 13,081,048 shares of Common Stock and 3,047,985 shares of Class B Common Stock in connection with the Company's rights offering (corresponding to approximately 1,308,105 and 304,799 shares after the reverse split on July 13, 2001). Pursuant to the rights offering, the holders of record of the Company's Common Stock and Class B Common Stock as of April 16, 2001 received, at no cost, 0.77 rights to purchase one share of Common Stock or Class B Common Stock, as appropriate, of the Company for each share of such stock they held as of the record date. Each whole right entitled its holder to purchase one share of Common Stock or Class B Common Stock, as appropriate, for a subscription price of $0.62 per share. The proceeds to the Company from this issuance of Common Stock and Class B Common Stock were approximately $10.0 million and will be used to pay costs related to the idling of the Company's synthetic soda ash production capacity in Amherstburg, Ontario, Canada and for general corporate purposes.

         The Company is significantly leveraged. At June 30, 2001, outstanding indebtedness consisted of $100 million of Senior Subordinated Notes and $48.6 million outstanding under the Senior Secured Credit Facility. The Company amended the financial covenants and other terms of its Senior Secured Credit Facility on March 7, 2001. These amendments provide for more flexible financial covenants for 2001 and 2002 in exchange for more restrictive covenants regarding restricted payments, investments, incurrence of indebtedness, sales of assets, payment of dividends or other distributions to shareholders and related matters during these two years. In addition, the maximum amount the Company can borrow under its Senior Secured Credit Facility during 2001 and 2002 was reduced from $85 million to $70 million. The Company's leverage and debt service requirements, among other things, (1) impose operating and financial restrictions on the Company, (2) increase its vulnerability to economic downturns, (3) potentially limit the Company's ability to respond to competitive pressures, and (4) may limit the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, strategic investments or general corporate purposes.

Results of Operations

         Net sales for the three and six month periods ended June 30, 2001 decreased 0.1 percent and 0.1 percent to $79.4 million and $144.7 million, respectively, from $80.0 million and $145.9 million for the comparable prior year periods.

         Gross profit for the three month period ended June 30, 2001 increased $0.9 million to $10.1 million from $9.2 million for the comparable prior year period. Gross profit as a percentage of net sales for the three month period ended June 30, 2001 increased to 12.7 percent from 11.4 percent for the same period in 2000. Gross profit for the six month period ended June 30, 2001 decreased $6.6 million to $10.9 million from $17.5 million for the comparable prior year period. Gross profit as a percentage of net sales for the six month period ended June 30, 2001 decreased to 7.5 percent from 12.0 percent for the same period in 2000. This decrease was primarily due to higher energy costs at General Chemical (Soda Ash) Partners as well as costs incurred to start up operations at our Manistee, Michigan calcium chloride facility, partially offset by higher calcium chloride prices and lower operating costs resulting from the April 2001 idling of the Company's synthetic soda ash production capacity in Amherstburg, Ontario, Canada.

         Selling, general and administrative expense as a percentage of net sales for the three and six month period ended June 30, 2001 and 2000 decreased to 5.0 percent from 5.1 percent and to 5.6 percent from 5.7 percent.

         In the second quarter, the Company recorded a restructuring charge of $1.7 million for revised actuarial estimates of employee termination benefits.

         Interest expense for the three and six month periods ended June 30, 2001 was $4.0 million and $8.0 million, which was $0.1 million and $0.2 million higher, respectively, than the comparable prior period levels as a result of amendments to the Company's Senior Secured Credit Facility.

         Minority interest for the three and six month periods ended June 30, 2001 was $1.5 million and $2.3 million, respectively, versus $2.4 million and $5.4 million for the same period in 2000. The decreases in both periods reflect lower earnings at General Chemical (Soda Ash) Partners primarily due to higher energy costs.

         Net income (loss) was ($1.1) million and ($9.2) million for the three and six month periods ended June 30, 2001, respectively, versus net income
(loss) of $0.2 million and ($1.0) million for the comparable prior year periods, for the foregoing reasons.

Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. Statement No. 142 establishes new standards for goodwill acquired in a business combination and eliminates the amortization of goodwill over its estimated useful life. Rather, goodwill will now be tested for impairment annually, or more frequently if circumstances indicate potential impairment, by applying a fair value based test. The Company expects to adopt this statement during the first quarter of fiscal 2002. Management does not believe that the adoption of these standards will have a material impact on the Company's financial position or results of operations.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

         Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the areas of interest and foreign exchange rates.

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's obligations under its Senior Secured Credit Facility as interest for the loans is based on a floating rate. The Company has no cash flow exposure due to rate changes on its fixed interest rate under the $100 million Senior Subordinated Notes as of June 30, 2001.

         At June 30, 2001 the Company had $48.6 million in borrowings under the Senior Secured Credit Facility. Accordingly, a one percent change in the floating rate will result in interest expense fluctuating annually by approximately $0.5 million.

         The Company is also exposed to foreign exchange risk primarily to the extent of adverse fluctuation in the Canadian dollar.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     On May 16, 2001, the Company held its Annual Meeting of Stockholders. At the meeting, Paul M. Montrone, Paul M. Meister, Philip E. Beekman, John M. Kehoe, Jr., Gerald J. Lewis and Joseph M. Volpe were each elected as a director of the Company to serve a one year term which will expire at the 2002 Annual Meeting of Stockholders and until a successor has been duly elected and qualified. For Paul M. Montrone, 52,209,518 votes were cast in favor and 611,827 were voted against. For Paul M. Meister, 52,218,384 votes were cast in favor and 602,961 were voted against. For Philip E. Beekman, 52,218,048 votes were cast in favor and 603,297 were voted against. For John M. Kehoe, Jr., 52,209,848 votes were cast in favor and 611,497 were voted against. For Gerald J. Lewis, 52,218,048 votes were cast in favor and 603,297 were voted against. For Joseph
M. Volpe, 52,218,748 votes were cast in favor and 602,597 were voted against.

     The stockholders also approved the selection of Deloitte & Touche LLP as the Company's independent auditors. 52,651,677 votes were cast in favor; 166,593 were voted against; and 3,075 abstained.

     The stockholders also approved the Amendment to the Company's Certificate of Incorporation to effect any of a one-for-five, one-for-seven and one-half, or a one-for-ten reverse split of the Company's Common Stock and Class B Common Stock as determined by the Company's Board of Directors in its sole direction. 52,132,793 votes were cast in favor of the Amendment to the Certificate of Incorporation; 670,382 voted against; 18,170 abstained; and there were no broker non-votes. The Board of Directors subsequently authorized a one-for-ten reverse split as of 5:00 p.m. Eastern Daylight Time on July 13, 2001.

Item 5.  New York Stock Exchange Listing

         The New York Stock Exchange ("NYSE") suspended trading of the common stock after the close of the market on July 18, 2001. Effective with the open of the market on July 19, 2001, the Company's common stock began trading over the counter ("OTC"). The Company's new ticker symbol is GNMP.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

     2.1 Amendment to the Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on July 13, 2001. Incorporated by reference to Exhibit 1 to the Form 8-K filed by the Company on July 30, 2001.

(b) Reports on Form 8-K:

     None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           THE GENERAL CHEMICAL GROUP INC.
                                           -------------------------------
                                                     Registrant



Date     August 14, 2001          /s/ John M. Kehoe, Jr.
         ------------------       ----------------------------------------------
                                  John M. Kehoe, Jr.
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) and Director



Date     August 14, 2001          /s/ David S. Graziosi
         ------------------       ----------------------------------------------
                                  David S. Graziosi
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)