Form 10-Q
period 2001-09-30
GENERAL CHEMICAL GROUP INC
filed 2001-11-14
CIK 929697

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
  X                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
-----                 OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001
                                       OR
                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

-----           For the transition period from ________ to ________
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

The number of shares of Common Stock outstanding at November 1, 2001 was 3,011,904.
The number of shares of Class B Common Stock outstanding at November 1, 2001 was 700,639.


================================================================================

                         THE GENERAL CHEMICAL GROUP INC.

                                    FORM 10-Q

                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                      INDEX


                                                                                                    Page No.
                                                                                                    --------
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Consolidated Statements of Operations - Three Months
          And Nine Months Ended September 30, 2000 and 2001.........................................      1

         Consolidated Balance Sheets - December 31, 2000 and
          September 30, 2001........................................................................      2

         Consolidated Statements of Cash Flows - Nine Months
          Ended September 30, 2000 and 2001.........................................................      3

         Notes to Consolidated Financial Statements.................................................     4-7

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................................................     8-9

     Item 3.  Qualitative and Quantitative Disclosures about Market Risk............................    9-10

PART II.  OTHER INFORMATION:

     Item 6.  Exhibits and Reports on Form 8-K......................................................     10

     SIGNATURES.....................................................................................     11

                          Part I. Financial Information


Item 1.  Financial Statements


                         THE GENERAL CHEMICAL GROUP INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                                        Three Months Ended           Nine Months Ended
                                                                          September 30,                September 30,
                                                                       --------------------      -------------------------
                                                                        2000         2001          2000             2001
                                                                        ----         ----          ----             ----
Net sales.......................................................       $74,302      $73,201      $220,224         $217,896
Cost of sales...................................................        64,507       65,532       192,977          199,335
Selling, general and administrative expense.....................         4,468        3,886        12,723           12,108
Restructuring  charge ..........................................             -            -             -            1,721
                                                                       -------      -------      --------         --------
Operating profit ...............................................         5,327        3,783        14,524            4,732
Interest expense................................................         3,977        3,817        11,750           11,865
Gain on sale of assets..........................................         7,699            -         7,699                -
Interest income.................................................           319          154           914              640
Other (income) expense, net.....................................           (48)                        24              470
                                                                       -------      -------      --------         --------
Income (loss) before income taxes and minority interest.........         9,416         (183)       11,363           (6,963)
Minority interest...............................................         4,096        1,765         9,522            4,083
                                                                       -------      -------      --------         --------
Income (loss) before income taxes...............................         5,320       (1,948)        1,841          (11,046)
Income tax provision (benefit) .................................         2,037           21          (403)             154
                                                                       -------      -------      --------         --------
           Net income (loss)....................................       $ 3,283      $(1,969)      $ 2,244         $(11,200)
                                                                       =======      ========     ========         ========

Earnings (loss) per common share:
           Basic................................................       $  1.56      $  (.53)     $   1.07         $  (3.84)
                                                                       =======      =======      ========         ========
           Diluted..............................................       $  1.52      $  (.53)     $   1.04         $  (3.84)
                                                                       =======      =======      ========         ========




        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                  ASSETS

                                                                                              December 31,    September 30,
                                                                                                  2000            2001
                                                                                                  ----            ----
                                                                                                               (unaudited)
Current assets:
       Cash and cash equivalents...................................................              $  20,815         $ 24,242
       Receivables, net............................................................                 58,872           46,194
       Inventories.................................................................                 21,707           20,969
       Deferred income taxes.......................................................                  8,455            7,999
       Other current assets........................................................                 13,792            7,144
                                                                                                 ---------         ---------
          Total current assets.....................................................                123,641          106,548
Property, plant and equipment, net.................................................                108,883          102,576
Other assets                                                                                        18,476           19,395
                                                                                                 ---------         --------
          Total assets.............................................................               $251,000         $228,519
                                                                                                 =========         ========

                                              LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
      Accounts payable.............................................................              $  32,097         $ 23,325
      Accrued liabilities..........................................................                 42,595           34,952
                                                                                                 ---------         --------
          Total current liabilities................................................                 74,692           58,277
Long-term debt.....................................................................                149,314          146,879
Other liabilities..................................................................                 82,105           79,969
                                                                                                 ---------         --------
          Total liabilities........................................................                306,111          285,125
Minority interest..................................................................                 41,446           38,931
Equity (Deficit):
      Preferred Stock, $.01 par value; authorized 1,000,000
        shares; none issued or outstanding.........................................                     --               --
      Common Stock, $.01 par value; authorized 10,000,000
        shares; issued and outstanding: 1,865,051 and 3,186,093 shares at
        December 31, 2000 and September 30, 2001, respectively.....................                    186              317
      Class B Common Stock, $.01 par value; authorized
        4,000,000 shares, issued and outstanding: 395,842 and 700,639
        shares at December 31, 2000 and September 30, 2001, respectively...........                     39               70
      Capital deficit..............................................................               (104,788)         (95,114)
      Accumulated other comprehensive loss.........................................                 (4,205)          (1,821)
      Retained earnings............................................................                 45,463           34,263
      Treasury stock, at cost: 171,999 and 174,189 shares at
        December 31, 2000 and September 30, 2001, respectively.....................                (33,252)         (33,252)
                                                                                                 ---------         --------
      Total equity (deficit).......................................................                (96,557)         (95,537)
                                                                                                 ---------         --------
          Total liabilities and equity (deficit)...................................              $ 251,000         $228,519
                                                                                                 =========         ========


        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                         -------------
                                                                                      2000            2001
                                                                                    --------        --------
Cash flows from operating activities:
       Net income (loss) ....................................................       $  2,244        $(11,200)
       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization.......................................         14,504          13,356
         Gain on sale of assets..............................................         (7,699)             --
         (Increase) decrease in receivables..................................           (258)         12,678
         Decrease in inventories.............................................          1,587             738
         Decrease in accounts payable........................................           (631)         (8,772)
         Decrease in accrued liabilities.....................................         (1,129)         (7,643)
         (Increase) decrease in other liabilities and assets, net............           (678)          3,914
         Increase (decrease) in minority interest............................            602          (2,515)
                                                                                    --------        --------
             Net cash provided by operating activities.......................          8,542             556
                                                                                    --------        --------
Cash flows from investing activities:
       Capital expenditures..................................................        (12,125)         (7,183)
       Disposal of property, plant and equipment.............................            381             218
       Proceeds from sale of assets..........................................          8,080              --
                                                                                    --------        --------
             Net cash used for investing activities..........................         (3,664)         (6,965)
                                                                                    --------        --------
Cash flows from financing activities:
       Proceeds from sale of stock...........................................             --           9,686
       Other financing activities............................................            215             150
                                                                                    --------        --------
             Net cash provided by financing activities.......................            215           9,836
                                                                                    --------        --------
Increase in cash and cash equivalents........................................          5,093           3,427
Cash and cash equivalents at beginning of period.............................         26,630          20,815
                                                                                    --------        --------
Cash and cash equivalents at end of period...................................       $ 31,723        $ 24,242
                                                                                    ========        ========

Supplemental disclosure of cash flow information:
       Cash paid (refunded) during the period for:
         Interest............................................................       $  8,438        $  8,315
         Taxes...............................................................             --          (4,294)


        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the three and nine months ended September 30, 2001
                             (Dollars in thousands)
                                   (unaudited)


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

         The accompanying unaudited consolidated financial statements include the accounts of GCG and its subsidiaries (collectively, the "Company"). These unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The Company's financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2000 included in the Form 10-K.

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

         In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective January 1, 2003. The Company does not believe that the adoption of this pronouncement will have a material impact on the consolidated results of operations.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. However, SFAS No.144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective January 1, 2002. The Company does not believe that the adoption of this pronouncement will have a material impact on the consolidated results of operations.

                         THE GENERAL CHEMICAL GROUP INC.

             For the three and nine months ended September 30, 2001
                             (Dollars in thousands)
                                   (unaudited)


         Certain prior-period amounts have been reclassified to conform with the current-year presentation.

Note 2 - Comprehensive Income (Loss)

         Total comprehensive income (loss) is comprised of net income (loss) and foreign currency translation gains (losses). Total comprehensive income (loss) for the nine months ended September 30, 2000 and 2001 was $1,832 and ($8,816) respectively.

Note 3 - Earnings (Loss) Per Share

         The computation of basic earnings (loss) per share is based on the weighted average number of common shares and contingently issuable shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all stock options and restricted units, using the treasury stock method.

         The components of the denominator for basic and diluted earnings per common share are reconciled as follows:

                                                      Three Months Ended            Nine Months Ended
                                                         September 30,                September 30,
                                                         -------------                -------------
                                                    2000           2001             2000        2001
                                                    ----           ----             ----        ----
Basic earnings per common share:
     Weighted average common shares
     Outstanding..............................    2,109,613     3,729,390        2,102,269    2,920,151
                                                  =========     =========        =========    =========
Diluted earnings per common share:
     Weighted average common shares
     Outstanding..............................    2,109,613     3,729,398        2,102,269    2,920,151
     Options and Restricted Units.............       48,399             -           46,334            -
                                                  ---------     ---------        ---------    --------
Denominator for diluted earnings per
     common share............................     2,158,012     3,729,398        2,148,603    2,920,151
                                                  =========     =========        =========    =========




         At September 30, 2000 and 2001, options to purchase 233,950 shares and 212,606 shares of common stock, respectively, were not included in the computation of diluted earnings per common share because the exercise price was greater than the average market price of the common shares. The options, which expire during 2008 and 2009 and 2010, were still outstanding at September 30, 2001. At September 30, 2001, 27,235 restricted units and options were not included in the calculation of diluted earnings per common share because their inclusion would have resulted in an antidilutive effect.

                         THE GENERAL CHEMICAL GROUP INC.

             For the three and nine months ended September 30, 2001
                             (Dollars in thousands)
                                   (unaudited)


Note 4 - Additional Financial Information


       The components of inventories were as follows:                       December 31,      September 30,
                                                                                2000              2001
                                                                               ----              ----
                                                                                             (unaudited)
               Raw materials......................................            $ 3,165         $ 1,517
               Work in process....................................              1,665           1,670
               Finished products..................................             10,743          11,287
               Supplies and containers............................              6,134           6,495
                                                                              -------         ------
                                                                              $21,707         $20,969
                                                                              =======         =======


Note 5 - Restructuring

         In the fourth quarter of 2000, the Company recorded a pretax restructuring charge, including related asset writedowns and workforce reductions, of $59.8 million. The restructuring involves the idling of the Company's synthetic soda ash production capacity in Amherstburg, Ontario, Canada. The balance of the restructuring accrual at December 31, 2000 was $16.1 million. Spending against this accrual was $7.3 million during the nine months ended September 30, 2001.

         In the second quarter of 2001, the Company provided for additional pretax restructuring charges of $1.7 million or $0.68 per diluted share for revised actuarial estimates of employee termination benefits.

Note 6 - Common Stock

         On May 16, 2001, the shareholders of the Company approved a reverse split of the Company's common stock. The ratio of the reverse split was one share for each 10 shares held by a shareholder as of 5:00 p.m. Eastern Daylight Time on July 13, 2001. The accompanying consolidated financial statements reflect the reverse split for each period presented.

Note 7 - Related Party Transactions

Management Agreement

         The Company is party to a management agreement with Latona Associates Inc. (which is controlled by a stockholder of the Company) under which the Company receives corporate supervisory and administrative services and strategic guidance for a quarterly fee. This management fee was $1,161 and $1,210 for the nine months ended September 30, 2000 and 2001, respectively.

Transition Support Agreement

         The Company and GenTek Inc. ("GenTek") have entered into various transition agreements that provide mechanisms for an orderly transition following the spin-off of GenTek from the Company. For the nine months ended September 30, 2000 and 2001, the Company paid GenTek $1,296 and $1,016 related to these transition agreements.

                         THE GENERAL CHEMICAL GROUP INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)
             For the three and nine months ended September 30, 2001
                             (Dollars in thousands)
                                   (unaudited)

Other Transactions

         The Company supplies soda ash to GenTek. For the nine months ended September 30, 2000 and 2001, sales to GenTek amounted to $3,390 and $3,036, respectively.

Note 8 - Geographic Information


                                                               Net Sales               Operating Profit (Loss)
                                                          Nine Months Ended               Nine Months Ended
                                                             September 30,                  September 30,
                                                             -------------                  -------------

                                                         2000           2001             2000          2001
                                                         ----           ----             ----          ----
     United States.............................        $161,304       $173,191          $17,841       $ 7,258
     Foreign  .................................          82,744         78,154           (3,317)       (2,526)
     Elimination ..............................         (23,824)       (33,449)              --            --
                                                       --------       --------          -------       -------
                                                       $220,224       $217,896          $14,524       $ 4,732
                                                       ========       ========          =======       =======

         Operating profit for the foreign segment includes additional restructuring charges of $1,721 recorded in the second quarter of 2001.

Note 9 - Segment Information

         Industry segment information is summarized as follows:

                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                    September 30,
                                                            -------------                    -------------
                                                        2000           2001               2000          2001
                                                        ----           -----              ----          ----
     Net sales:
          Soda Ash.............................        $61,576        $57,612           $179,961      $171,657
          Calcium Chloride.....................         12,726         15,589             40,263       46,239
                                                       -------        -------           --------      --------
                       Total Segment...........        $74,302        $73,201           $220,224      $217,896
                                                       =======        =======           ========      ========

     Income (loss) before income taxes:
          Soda Ash.............................        $ 1,249        $ 2,441           $  2,667      $  1,199
          Calcium Chloride.....................          1,148           (175)             5,288           972
                                                       -------        -------           --------      --------
                       Total Segment...........          2,397          2,266              7,955         2,171

     Eliminations and other corporate expenses.          2,923         (4,214)            (6,114)       13,217
                                                       -------        -------           --------      --------
                                                       $ 5,320        $(1,948)          $  1,841      $(11,046)
                                                       =======        =======           ========      ========


         Income (loss) before income taxes for the soda ash segment includes additional restructuring charges of $1,721 recorded in the second quarter of 2001. Income (loss) before income taxes for elimination and other corporate expenses includes a gain on sale of assets of $7,699 recorded in the third quarter of 2000.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

September 30, 2001 Compared with December 31, 2000


Financial Condition

         Cash and cash equivalents were $24.2 million at September 30, 2001 compared with $20.8 million at December 31, 2000. During the first nine months of 2001, the Company provided cash flow from operating activities of $.6 million, used cash of $7.0 million for capital expenditures and provided cash flow from financing activities of $9.8 million.

         The Company had working capital of $48.3 million at September 30, 2001 as compared with $48.9 million at December 31, 2000. The decrease in working capital principally reflects lower receivables and other current assets, due to the receipt of $4.3 million of income tax refunds partially offset by lower accounts payable and accrued liabilities, and higher cash balances.

         The Company is significantly leveraged. At September 30, 2001, outstanding indebtedness consisted of $100 million of Senior Subordinated Notes and $46.9 million outstanding under the Senior Secured Credit Facility. The Company amended the financial covenants and other terms of its Senior Secured Credit Facility on March 7, 2001. These amendments provide for more flexible financial covenants for 2001 and 2002 in exchange for more restrictive covenants regarding restricted payments, investments, incurrence of indebtedness, sales of assets, payment of dividends or other distributions to shareholders and related matters during these two years. In addition, the maximum amount the Company can borrow under its Senior Secured Credit Facility during 2001 and 2002 was reduced from $85 million to $70 million. The Company's leverage and debt service requirements, among other things, (1) impose operating and financial restrictions on the Company, (2) increase its vulnerability to economic downturns, (3) potentially limit the Company's ability to respond to competitive pressures, and (4) may limit the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, strategic investments or general corporate purposes.

Results of Operations

September 30, 2001 Compared with December 31, 2000

         Net sales for the three and nine month periods ended September 30, 2001 decreased 1.5 percent and 1.1 percent to $73.2 million and $217.9 million, respectively, from $74.3 million and $220.2 million for the comparable prior year periods.

         Gross profit for the three month period ended September 30, 2001 decreased $2.1 million to $7.7 million from $9.8 million for the comparable prior year period. Gross profit as a percentage of net sales for the three month period ended September 30, 2001 decreased to 10.5 percent from 13.2 percent for the same period in 2000. Gross profit for the nine month period ended September 30, 2001 decreased $8.7 million to $18.6 million from $27.3 million for the comparable prior year period. Gross profit as a percentage of net sales for the nine month period ended September 30, 2001 decreased to 8.5 percent from 12.4 percent for the same period in 2000. This decrease was primarily due to higher energy costs at General Chemical (Soda Ash) Partners as well as costs incurred to start up operations at our Manistee, Michigan calcium chloride facility, partially offset by higher calcium chloride prices and lower operating costs resulting from the April 2001 idling of the Company's synthetic soda ash production capacity in Amherstburg, Ontario, Canada.

         Selling, general and administrative expense as a percentage of net sales for the three and nine month period ended September 30, 2001 and 2000 decreased to 5.3 percent from 6.0 percent and to 5.6 percent from 5.8 percent.

         In the second quarter of 2001, the Company recorded a restructuring charge of $1.7 million for revised actuarial estimates of employee termination benefits.

         In the third quarter of 2000, the Company sold a quarry at its Amherstburg, Ontario location for $8.1 million resulting in a pre-tax gain of $7.7 million.

         Interest expense for the three and nine month periods ended September 30, 2001 was $3.8 million and $11.9 million, which was $0.2 million lower and $0.1 million higher, respectively, than the comparable prior period levels as a result of lower interest rates and amendments to the Company's Senior Secured Credit Facility.

         Minority interest for the three and nine month periods ended September 30, 2001 was $1.8 million and $4.1 million, respectively, versus $4.1 million and $9.5 million for the same period in 2000. The decreases in both periods reflect lower earnings at General Chemical (Soda Ash) Partners primarily due to higher energy costs.

         Net loss was ($2.0) million and ($11.2) million for the three and nine month periods ended September 30, 2001, respectively, versus net income of $3.3 million and $2.2 million for the comparable prior year periods, for the foregoing reasons.

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

         In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective January 1, 2003. The Company does not believe that the adoption of this pronouncement will have a material impact on the consolidated results of operations.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective January 1, 2002. The Company does not believe that the adoption of this pronouncement will have a material impact on the consolidated results of operations.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

         Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the areas of interest and foreign exchange rates.

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's obligations under its Senior Secured Credit Facility as interest for the loans is based on a floating rate. The Company has no cash flow exposure due to rate changes on its fixed interest rate under the $100 million Senior Subordinated Notes as of September 30, 2001.

         At September 30, 2001 the Company had $46.9 million in borrowings under the Senior Secured Credit Facility. Accordingly, a one percent change in the floating rate will result in interest expense fluctuating annually by approximately $0.5 million.

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




                                 THE GENERAL CHEMICAL GROUP INC.
                                 -------------------------------
                                           Registrant



Date   November 14, 2001         /s/ John M. Kehoe, Jr.
       -----------------             ----------------------------
                                     John M. Kehoe, Jr.
                                     President and Chief Executive Officer
                                    (Principal Executive Officer) and Director



Date   November 14, 2001         /s/ David S. Graziosi
       -----------------             ----------------------------
                                     David S. Graziosi
                                     Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)