Form 10-Q
period 2002-03-31
GENERAL CHEMICAL GROUP INC
filed 2002-05-15
CIK 929697

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

    (Mark One)

         X
     --------       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    --------   For the transition period from ________ to ________
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



       Registrant's telephone number, including area code: (603) 929-2606


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ----

The number of shares of Common Stock outstanding at May 1, 2002 was 3,176,586. The number of shares of Class B Common Stock outstanding at May 1, 2002 was 700,639.


================================================================================

                         THE GENERAL CHEMICAL GROUP INC.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED MARCH 31, 2002

                                      INDEX
                                      -----

                                                                                                    Page No.
                                                                                                    --------
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements
         Consolidated Statements of Operations - Three Months
          Ended March 31, 2001 and 2002.............................................................      1

         Consolidated Balance Sheets - December 31, 2001 and
          March 31, 2002............................................................................      2

         Consolidated Statements of Cash Flows - Three Months
          Ended March 31, 2001 and 2002.............................................................      3

         Notes to Consolidated Financial Statements.................................................     4-7

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................................................      8

     Item 3.  Quantitative and Qualitative Disclosures
               about Market Risk....................................................................      9

PART II.  OTHER INFORMATION:

     Item 6.  Exhibits and Reports on Form 8-K......................................................     10

     SIGNATURES.....................................................................................     11

                          Part I. Financial Information
                          -----------------------------

Item 1.  Financial Statements


                         THE GENERAL CHEMICAL GROUP INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)


                                                                            Three Months Ended
                                                                                 March 31,
                                                                        ---------------------------
                                                                          2001             2002
                                                                          ----             ----
Net revenues..........................................................  $ 65,326          $ 57,377
Cost of revenues......................................................    64,484            49,120
Selling, general and administrative expense...........................     4,114             3,952
                                                                        --------          --------
Operating (loss) profit .............................................`    (3,272)            4,305
Interest expense......................................................     4,076             3,584
Interest income.......................................................       274               122
Other expense, net....................................................        87                81
                                                                        --------          --------
(Loss) income before income taxes and minority interest...............    (7,161)              762
Minority interest.....................................................       855             2,543
                                                                        --------          --------
Loss before income taxes..............................................    (8,016)           (1,781)
Income tax provision..................................................       131                 6
                                                                        --------          --------
           Net loss...................................................   $(8,147)          $(1,787)
                                                                        --------          --------
Loss per common share:
           Basic......................................................   $ (3.85)          $ (0.46)
                                                                        --------          --------
           Diluted....................................................   $ (3.85)          $ (0.46)
                                                                        ========          ========





        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)



                                                                                               December 31,    March 31,
                                                                                            ----------------- ---------------
                                                           ASSETS                                  2001            2002
                                                                                                   ----            ----
                                                                                                               (unaudited)
Current assets:
       Cash and cash equivalents...................................................               $ 16,045        $ 20,206
       Receivables, net............................................................                 48,616          43,893
       Inventories.................................................................                 25,813          30,656
       Deferred income taxes.......................................................                  6,934           4,963
       Other current assets........................................................                  5,485           5,530
                                                                                                  --------        --------
          Total current assets.....................................................                102,893         105,248
Property, plant and equipment, net.................................................                100,365          99,294
Other assets                                                                                        16,933          17,339
                                                                                                  --------        --------
          Total assets.............................................................               $220,191        $221,881
                                                                                                  ========        ========

                                              LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
       Accounts payable............................................................               $ 21,177        $ 21,121
       Accrued liabilities.........................................................                 30,355          31,661
                                                                                                  --------        --------
          Total current liabilities................................................                 51,532          52,782
Long-term debt.....................................................................                146,487         146,383
Other liabilities..................................................................                 78,641          78,683
                                                                                                  --------        --------
          Total liabilities........................................................                276,660         277,848
                                                                                                  --------        --------
Minority interest..................................................................                 38,983          41,137
                                                                                                  --------        --------
Equity (Deficit):
      Preferred Stock, $.01 par value; authorized 1,000,000
        shares; none issued or outstanding.........................................                     --              --
      Common Stock, $.01 par value; authorized 10,000,000
        shares; issued and outstanding:  3,348,910 and  3,350,775 shares at
        December 31, 2001 and March  31, 2002, respectively........................                     33              33
      Class B Common Stock, $.01 par value; authorized
        4,000,000 shares, issued and outstanding: 700,639 shares
        at December 31, 2001 and March 31, 2002, respectively......................                      7               7
      Capital deficit..............................................................                (94,748)        (94,748)
      Accumulated other comprehensive income.......................................                 (1,428)         (1,293)
      Retained earnings............................................................                 33,936          32,149
      Treasury stock, at cost:  174,189 shares at
        December 31, 2001 and March  31, 2002, respectively........................                (33,252)        (33,252)
                                                                                                  --------        --------
      Total equity (deficit).......................................................                (95,452)        (97,104)
                                                                                                  --------        --------
          Total liabilities and equity (deficit)...................................              $ 220,191       $ 221,881
                                                                                                  --------        --------


       See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                      -----------
                                                                                 2001          2002
                                                                                 ----          ----
Cash flows from operating activities:
       Net loss..............................................................   $ (8,147)     $(1,787)
       Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Depreciation and amortization.......................................      4,555        3,314
         Decrease in receivables.............................................      4,225        4,723
         Increase in inventories.............................................       (675)      (4,843)
         Decrease in accounts payable........................................     (2,388)         (56)
         Increase in accrued liabilities.....................................      1,024        1,306
         Decrease in other liabilities and assets, net.......................      6,085        1,751
         Increase in minority interest.......................................         14        2,154
                                                                                --------      -------
             Net cash provided by operating activities.......................      4,693        6,562
                                                                                --------      -------
Cash flows from investing activities:
       Capital expenditures..................................................     (1,432)      (2,401)
                                                                                --------      -------
             Net cash used for investing activities..........................     (1,432)      (2,401)
                                                                                --------      -------
Cash flows from financing activities:
       Other financing activities............................................         50          --
                                                                                --------      -------
             Net cash provided by financing activities.......................         50          --
                                                                                --------      -------
Increase in cash and cash equivalents........................................      3,311        4,161
Cash and cash equivalents at beginning of period.............................     20,815       16,045
                                                                                --------      -------
Cash and cash equivalents at end of period...................................   $ 24,126      $20,206
                                                                                --------      -------
                                                                                --------      -------
Supplemental disclosure of cash flow information:
       Cash paid (refunded) during the period for:
         Interest............................................................   $  1,135      $   623
         Taxes ..............................................................   $ (4,264)     $(1,219)








        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the three months ended March 31, 2002
                             (Dollars in thousands)
                                   (unaudited)


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

         The accompanying unaudited consolidated financial statements include the accounts of GCG and its subsidiaries (collectively, the "Company"). These unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The Company's financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2001 included in the Form 10-K.

         Certain prior-period amounts have been reclassified to conform with the current-year presentation.

Note 2 - Comprehensive Loss

         Total comprehensive loss is comprised of net loss and foreign currency translation gains and (losses). Total comprehensive loss for the three months ended March 31, 2001 and 2002 was ($5,866) and ($1,652), respectively.


Note 3 - Loss Per Common Share

         The computation of basic loss per common share is based on the weighted average number of common shares and contingently issuable shares outstanding during the period. The computation of diluted loss per common share assumes the foregoing and, in addition, the exercise of all stock options and restricted units, using the treasury stock method.

                         THE GENERAL CHEMICAL GROUP INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    For the three months ended March 31, 2002
                             (Dollars in thousands)
                                   (unaudited)


         The components of the denominator for basic and diluted loss per common share are reconciled as follows:

                                                                            Three Months Ended
                                                                                March 31,
                                                                                ---------
                                                                      2001                 2002
                                                                      ----                 ----
Basic loss per common share:
     Weighted average common shares
     Outstanding.........................................            2,115,213         3,894,080
                                                                     =========         =========
Diluted loss per common share:
     Weighted average common shares outstanding..........            2,115,213         3,894,080
     Options and Restricted Units........................                   --                --
                                                                     ---------         ---------
Denominator for diluted loss per
     common share........................................            2,115,213         3,894,080
                                                                     =========         =========


         At March 31, 2001 and 2002, options to purchase 228,970 shares and 211,796 shares of common stock, respectively, were not included in the computation of diluted loss per common share because the exercise price was greater than the average market price of the common shares. The options, which expire during 2008, 2009 and 2010, were still outstanding at March 31, 2002. At March 31, 2001 and 2002, 46,286 and 28,469 restricted units and options were not included in the calculation of diluted loss per common share because its inclusion would have resulted in an antidilutive effect.

Note 4 - Additional Financial Information

         The components of inventories were as follows:

                                                                       December 31,        March 31,
                                                                           2001              2002
                                                                           ----              ----
               Raw materials......................................      $  1,302           $ 1,081
               Work in process....................................         3,448             5,263
               Finished products..................................        14,110            17,343
               Supplies and containers............................         6,953             6,969
                                                                        --------           -------
                                                                        $ 25,813           $30,656
                                                                        ========           =======

Note 5 - Restructuring

         In the fourth quarter of 2000, the Company recorded a pretax restructuring charge, including related asset writedowns and workforce reductions, of $59.8 million. In the second quarter of 2001, the Company provided for additional pretax restructuring charges of $1.7 million for revised actuarial estimates of employee termination benefits. The restructuring involved the idling of the Company's synthetic soda ash production capacity in Amherstburg, Ontario, Canada. The balance of the restructuring accrual at December 31, 2001 was $4.2 million. Spending against this accrual was $0.3 million during the three months ended March 31, 2002.

                         THE GENERAL CHEMICAL GROUP INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    For the three months ended March 31, 2002
                             (Dollars in thousands)
                                   (unaudited)



Note 6 - Related Party Transactions

Management Agreement

         The Company is party to a management agreement with Latona Associates Inc. (which is controlled by a stockholder of the Company) under which the Company receives corporate supervisory and administrative services and strategic guidance for a quarterly fee. This management fee was $393 and $412 for the three months ended March 31, 2001 and 2002, respectively.

Transition Support Agreement

         GCG and GenTek, Inc. have entered into various transition agreements that provide mechanisms for an orderly transition after the Spinoff. For the three months ended March 31, 2001 and 2002, the Comnpany paid GenTek, Inc. $339 and $344, respectively, related to these transition agreements.

Other Transactions

         GCG supplies soda ash to GenTek, Inc. For the three months ended March 31, 2001 and 2002, sales to GenTek, Inc. amounted to $959 and $602, respectively.


Note 7 - Geographic Information


                                                       Total Revenues       Operating Profit (Loss)
                                                           March 31,               March 31,
                                                           ---------               ----------
                                                       2001       2002        2001         2002
                                                       ----       ----        ----         ----
     United States.............................     $  53,610  $ 51,527     $  (115)     $  5,913
     Foreign  .................................        21,909    14,788      (3,157)       (1,608)
     Elimination ..............................       (10,193)   (8,938)         --            --
                                                    ---------  --------     -------      --------
                                                    $  65,326  $ 57,377     $(3,272)     $  4,305
                                                    =========  ========     =======      ========

                         THE GENERAL CHEMICAL GROUP INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)
                    For the three months ended March 31, 2002
                             (Dollars in thousands)
                                   (unaudited)


Note 8 - Segment Information

         Industry segment information is summarized as follows:

                                                                      Three Months Ended
                                                                           March 31,
                                                                          ----------
                                                                    2001            2002
                                                                    ----            ----
     Net revenues:
          Soda Ash...........................................      $ 54,427        $ 50,438
          Calcium Chloride...................................        10,899           6,939
                                                                   --------        --------
                       Total Segment.........................      $ 65,326        $ 57,377
                                                                   ========        ========
     Income (loss) before income taxes:
          Soda Ash...........................................      $ (2,195)       $  3,292
          Calcium Chloride...................................        (1,099)         (1,486)
                                                                   --------        --------
                       Total Segment.........................        (3,294)          1,806
     Eliminations and other corporate expenses...............        (4,722)         (3,587)
                                                                   --------        --------
                                                                   $ (8,016)       $ (1,781)
                                                                   ========        ========
     Capital Expenditures:
          Soda Ash...........................................      $    970        $  1,236
          Calcium Chloride...................................           384           1,141
     Elimination and other corporate expenses................            78              24
                                                                   --------        --------
                                                                   $  1,432        $  2,401
                                                                   ========        ========

     Depreciation & Amortization:
          Soda Ash...........................................      $  3,994        $  2,688
          Calcium Chloride...................................           264             406
     Elimination and other corporate expenses................           297             220
                                                                   --------        --------
                                                                   $  4,555        $  3,314
                                                                   ========        ========

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

Financial Condition
-------------------

March 31, 2002 Compared with December 31, 2001
----------------------------------------------

         Cash and cash equivalents were $20.2 million at March 31, 2002 compared with $16.0 million at December 31, 2001. During the first three months of 2002, the Company generated cash flow from operating activities of $6.6 million, and used cash of $2.4 million for capital expenditures.

         The Company had working capital of $52.5 million at March 31, 2002 as compared with $51.4 million at December 31, 2001. This increase in working capital principally reflects higher cash balances and inventories partially offset by higher accrued liabilities and lower receivables.

         The Company is significantly leveraged. At March 31, 2002, outstanding indebtedness consisted of $100 million of notes and $46.4 million outstanding under the credit facility. The Company's leverage and debt service requirements
(1) increase its vulnerability to economic downturns, (2) potentially limit the Company's ability to respond to competitive pressures, and (3) may limit the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, strategic investments or general corporate purposes. The Company's indenture and credit facility impose operating and financial restrictions on the Company. These covenants affect, and in certain cases, limit the Company's ability to incur additional indebtedness, make capital expenditures, make investments and acquisitions and sell assets, pay dividends and make other distributions to shareholders, and consolidate, merge or sell all or substantially all assets. The Company was in compliance with the covenants contained in its indenture and credit facility at March 31, 2002, although there can be no assurances given as to compliance with these covenants in future periods. A failure to comply with the covenants contained in the credit agreement or indenture may result in the Company's indebtedness becoming immediately due and payable, which would have a material adverse effect on our business results of operations and financial condition.

Results of Operations
---------------------

March 31, 2002 Compared with March 31, 2001
-------------------------------------------

         Net revenues for the three month period ended March 31, 2002 decreased $7.9 million to $57.4 million from $65.3 million in the comparable prior year period. Net revenues were negatively effected by lower calcium chloride volumes due to warm winter weather and lower soda ash volumes due to the April 2001 idling of the Company's Amherstburg synthetic soda ash facility, partially offset by higher domestic soda ash prices.

         Gross profit for the three month period ended March 31, 2002 increased $7.5 million to $8.3 million from $0.8 million in the comparable prior year period. Gross profit as a percentage of net revenues for the three month period ended March 31, 2002 increased to 14.4 percent from 1.3 percent for the same period in 2001. These increases were primarily due to lower operating costs resulting from the April 2001 idling of the Company's Amherstburg synthetic soda ash facility, lower energy costs and higher domestic soda ash prices, partially offset by lower calcium chloride volumes. In addition, the prior year's quarter includes costs incurred to start up operations at our Manistee, Michigan calcium chloride facility.

         Selling, general and administrative expense as a percentage of net revenues for the three month period ended March 31, 2002 was 6.9 percent as compared to 6.3 percent in 2001.

         Interest expense for the three month period ended March 31, 2002 decreased $0.5 million to $3.6 million, from $4.1 million in the comparable prior year period. The decrease is a result of lower credit facility borrowing rates and amendment fees expensed in the comparable prior year period.

         Minority interest for the three month period ended March 31, 2002 increased $1.7 million to $2.5 million, from $0.9 million in the comparable prior year period. The increase reflects higher earnings at General Chemical (Soda Ash) Partners primarily due to higher domestic soda ash prices and lower energy costs.

         Net loss was $1.8 million for the three month period ended March 31, 2002, versus $8.1 million for the comparable period in 2001, for the foregoing reasons.

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

         However, the Company does have cash flow exposure on its committed and uncommitted bank line of credit as interest is based on a floating rate. At March 31, 2002 the Company had $46.4 million in borrowings under the credit facility that had variable pricing. Accordingly, as of fiscal 2002, a 1% change in the floating rate will result in interest expense fluctuating approximately $0.5 million.

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

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          THE GENERAL CHEMICAL GROUP INC.
                                          -------------------------------
                                                   Registrant



Date     May 15, 2002                 /s/ John M. Kehoe, Jr.
         -------------------              --------------------------------------
                                          John M. Kehoe, Jr.
                                          President and Chief Executive Officer
                                          (Principal Executive Officer) and Director



Date     May 15, 2002                 /s/ David S. Graziosi
         -------------------              ---------------------------------------
                                          David S. Graziosi
                                          Vice President and Chief Financial Officer
                                          (Principal Financial and Accounting Officer)