Form 10-Q
period 2002-06-30
GENERAL CHEMICAL GROUP INC
filed 2002-08-14
CIK 929697

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


    (Mark One)

         X            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
    -----------         OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 2002
                                          OR
                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    -----------         OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ________ to ________
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

The number of shares of Common Stock outstanding at August 1, 2002 was 3,203,205.

The number of shares of Class B Common Stock outstanding at August 1, 2002 was 700,639.


================================================================================

                         THE GENERAL CHEMICAL GROUP INC.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED JUNE 30, 2002

                                      INDEX



                                                                                                    Page No.
                                                                                                    --------
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Consolidated Statements of Operations - Three Months
          And Six Months Ended June 30, 2001 and 2002...............................................      1

         Consolidated Balance Sheets - December 31, 2001 and
          June 30, 2002.............................................................................      2

         Consolidated Statements of Cash Flows - Six Months
          Ended June 30, 2001 and 2002..............................................................      3

         Notes to Consolidated Financial Statements.................................................     4-7

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................................................     8-9

     Item 3.  Qualitative and Quantitative Disclosures about Market Risk............................     10

PART II.  OTHER INFORMATION:

     Item 4.  Submission of Matters to a Vote of Security Holders...................................     10

     Item 6.  Exhibits and Reports on Form 8-K......................................................     10

     SIGNATURES.....................................................................................     11


                          Part I. Financial Information


Item 1.  Financial Statements


                         THE GENERAL CHEMICAL GROUP INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)


                                                                       Three Months Ended                Six Months Ended
                                                                            June 30,                         June 30,
                                                                   --------------------------        -----------------------
                                                                       2001         2002               2001            2002
                                                                       ----         ----               ----            ----
Net revenues....................................................       $79,369      $73,830          $144,695        $131,207
Cost of revenues................................................        69,319       62,875           133,803         111,995
Selling, general and administrative expense.....................         4,108        3,807             8,222           7,759
Restructuring  charge ..........................................         1,721           --             1,721              --
                                                                       -------      -------          --------        --------
Operating profit ...............................................         4,221        7,148               949          11,453
Interest expense................................................         3,972        3,635             8,048           7,219
Interest income.................................................           212           48               486             170
Other expense (income), net.....................................            80         (188)              167            (107)
                                                                       -------      -------          --------        --------

Income (loss) before income taxes and minority interest.........           381        3,749            (6,780)          4,511
Minority interest...............................................         1,463        2,547             2,318           5,090
                                                                       -------      -------          --------        --------
Income (loss) before income taxes...............................        (1,082)       1,202            (9,098)           (579)
Income tax provision (benefit)..................................             2          (22)              133             (16)
                                                                       -------      -------          --------        --------
           Net income (loss)....................................       $(1,084)     $ 1,224          $ (9,231)       $   (563)
                                                                       =======      =======          ========        ========

Earnings (loss) per common share:
           Basic................................................       $ (0.34)     $  0.31          $  (3.67)       $  (0.14)
                                                                       =======      =======          ========        ========

           Diluted..............................................       $ (0.34)     $  0.31          $  (3.67)       $  (0.14)
                                                                      ========      =======          ========        ========



        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                  ASSETS


                                                                                   December 31,    June 30,
                                                                                      2001           2002
                                                                                      ----           ----
                                                                                                  (unaudited)

Current assets:
       Cash and cash equivalents .............................................     $  16,045      $  12,206
       Receivables, net ......................................................        48,616         55,700
       Inventories ...........................................................        25,813         25,756
       Deferred income taxes .................................................         6,934          4,963
       Other current assets ..................................................         5,485          6,848
                                                                                   ---------      ---------
          Total current assets ...............................................       102,893        105,473
Property, plant and equipment, net ...........................................       100,365         98,476
Other assets .................................................................        16,933         17,982
                                                                                   ---------      ---------
          Total assets .......................................................     $ 220,191      $ 221,931
                                                                                   =========      =========

                                              LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
      Accounts payable .......................................................     $  21,177      $  19,989
      Accrued liabilities ....................................................        30,355         28,588
                                                                                   ---------      ---------
          Total current liabilities ..........................................        51,532         48,577
Long-term debt ...............................................................       146,487        153,981
Other liabilities ............................................................        78,641         79,936
                                                                                   ---------      ---------
          Total liabilities ..................................................       276,660        282,494
                                                                                   ---------      ---------
Minority interest ............................................................        38,983         37,678
                                                                                   ---------      ---------
Equity (Deficit):
      Preferred Stock, $.01 par value; authorized 1,000,000
        shares; none issued or outstanding ...................................          --             --
      Common Stock, $.01 par value; authorized 10,000,000
        shares; issued: 3,348,910 and 3,382,543 shares at
        December 31, 2001 and June 30, 2002, respectively ....................            33             34
      Class B Common Stock, $.01 par value; authorized
        4,000,000 shares, issued and outstanding: 700,639 shares
        at December 31, 2001 and June 30, 2002, respectively .................             7              7
      Capital deficit ........................................................       (94,748)       (94,748)
      Accumulated other comprehensive loss ...................................        (1,428)        (3,655)
      Retained earnings ......................................................        33,936         33,373
      Treasury stock, at cost: 174,189 and 179,338 shares at
        December 31, 2001 and June 30, 2002, respectively ....................       (33,252)       (33,252)
                                                                                   ---------      ---------
      Total equity (deficit) .................................................       (95,452)       (98,241)
                                                                                   ---------      ---------
           Total liabilities and equity (deficit)..............................     $ 220,191      $ 221,931
                                                                                   =========      =========


        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                     ------------------
                                                                                     2001          2002
                                                                                     ----          ----

Cash flows from operating activities:
       Net loss .............................................................      $(9,231)      $  (563)
       Adjustments to reconcile net loss to net cash used by operating activities provided by operating activities:
         Depreciation and amortization ......................................        9,474         6,138
         Increase in receivables ............................................       (1,262)       (7,084)
         (Increase) decrease in inventories .................................       (1,123)           57
         Decrease in accounts payable .......................................       (6,794)       (1,188)
         Decrease in accrued liabilities ....................................       (7,086)       (1,767)
         Decrease in other liabilities and assets, net ......................        9,267           619
         Decrease in minority interest ......................................         (895)       (1,305)
                                                                                   -------       -------
             Net cash used by operating activities ..........................       (7,650)       (5,093)
                                                                                   -------       -------
Cash flows from investing activities:
       Capital expenditures .................................................       (4,584)       (3,853)
                                                                                   -------       -------
             Net cash used for investing activities .........................       (4,584)       (3,853)
                                                                                   -------       -------
Cash flows from financing activities:
       Borrowings under credit facility .....................................         --           5,106
       Proceeds from sale of stock ..........................................        9,793          --
       Other financing activities ...........................................          107             1
                                                                                   -------       -------
             Net cash provided by financing activities ......................        9,900         5,107
                                                                                   -------       -------
Decrease in cash and cash equivalents .......................................       (2,334)       (3,839)
Cash and cash equivalents at beginning of period ............................       20,815        16,045
                                                                                   -------       -------
Cash and cash equivalents at end of period ..................................      $18,481       $12,206
                                                                                   -------       -------

Supplemental disclosure of cash flow information: Cash paid (refunded) during the period for:
         Interest ...........................................................      $ 7,441       $ 6,529
         Taxes ..............................................................       (4,264)       (1,219)




        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the three and six months ended June 30, 2002
                             (Dollars in thousands)
                                   (unaudited)

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

         The accompanying unaudited consolidated financial statements include the accounts of GCG and its subsidiaries (collectively, the "Company"). These unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The Company's financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2001 included in the Form 10-K.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. Commencing January 1, 2003, the Company will classify debt extinguishment costs within income from operations. The provisions of SFAS No. 145 related to lease modification are effective for transactions occurring after May 15, 2002. The Company does not expect the provisions of SFAS No. 145 related to lease modification to have a material impact on its financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in as Restructuring)". The principal difference between SFAS No. 146 and EITF No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not expect the provisions of SFAS No. 146 to have a material impact on its financial position or results of operations.

         Certain prior-period amounts have been reclassified to conform with the current-year presentation.

Note 2 - Comprehensive Loss

         Total comprehensive loss is comprised of net loss and foreign currency translation gains and (losses). Total comprehensive loss for the six months ended June 30, 2001 and 2002 was ($8,706) and ($2,790) respectively.

Note 3 - Earnings (Loss) Per Share

         The computation of basic earnings (loss) per share is based on the weighted average number of common shares and contingently issuable shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all stock options and restricted units, using the treasury stock method.

         The components of the denominator for basic earnings (loss) per common share and diluted earnings (loss) per common share are reconciled as follows:


                                                             Three Months Ended               Six Months Ended
                                                                  June 30,                         June 30,
                                                                  --------                        --------
                                                            2001            2002            2001             2002
                                                            ----            ----            ----             ----

Basic earnings(loss) per common share:
     Weighted average common shares
     outstanding..................................        3,184,615      3,911,826       2,515,505         3,893,368
                                                          =========      =========       =========         =========
Diluted earnings (loss) per common share:
     Weighted average common shares
     outstanding..................................        3,184,615      3,911,826       2,515,505         3,893,368
     Options and restricted units.................               --         13,174              --                --
                                                          ---------      ---------       ---------         ---------

Denominator for diluted earnings (loss) per
     common share.................................        3,184,615      3,925,000       2,515,505         3,893,368
                                                          =========      =========       =========         =========


         At June 30, 2001 and 2002, options to purchase 225,400 shares and 211,796 shares of common stock, respectively, were not included in the computation of diluted earnings per common share because the exercise price was greater than the average market price of the common shares. The options, which expire during 2008, 2009 and 2010, were still outstanding at June 30, 2002. At June 30, 2001 and 2002, 36,493 and 26,089 restricted units and options were not included in the calculation of diluted earnings per common share because its inclusion would have resulted in an antidilutive effect.

Note 4 - Additional Financial Information

       The components of inventories were as follows:



                                          December 31,       June 30,
                                              2001             2002
                                              ----             ----
                                                            (unaudited)

           Raw materials .........          $ 1,302          $   887
           Work in process .......            3,448            4,412
           Finished products .....           14,110           13,312
           Supplies and containers            6,953            7,145
                                            -------          -------
                                            $25,813          $25,756
                                            =======          =======


Note 5 - Restructuring

         In the fourth quarter of 2000, the Company recorded a pretax restructuring charge, including related asset writedowns and workforce reductions, of $59.8 million. In the second quarter of 2001, the Company provided for additional pretax restructuring charges of $1.7 million for revised actuarial estimates of employee termination benefits. The restructuring involves the idling of the Company's synthetic soda ash production capacity in Amherstburg, Ontario, Canada. The balance of the restructuring accrual at December 31, 2001 was $4.2 million. Spending against this accrual was $0.4 million during the six months ended June 30, 2002.

                         THE GENERAL CHEMICAL GROUP INC.

                For the three and six months ended June 30, 2002
                             (Dollars in thousands)
                                   (unaudited)


Note 6 - Related Party Transactions

Management Agreement

         The Company is party to a management agreement with Latona Associates Inc. (which is controlled by a stockholder of the Company) under which the Company receives corporate supervisory and administrative services and strategic guidance for a quarterly fee. This management fee was $798 and $830 for the six months ended June 30, 2001 and 2002, respectively.

Agreements with GenTek, Inc.

         In connection with the spin-off of GenTek, Inc. ("GenTek") from the Company in April 1999, GenTek agreed to provide the Company with certain management information services and to sublease to the Company the office space in Parsippany, New Jersey used as its operations headquarters. For the six months ended June 30, 2001 and 2002, the Company paid GenTek $678 and $690 for these services and office space.


Other Transactions

         The Company supplies soda ash to GenTek. For the six months ended June 30, 2001 and 2002, sales to GenTek amounted to $2,111 and $1,341, respectively.

 Note 7 - Geographic Information



                                            Net Revenues              Operating Profit (Loss)
                                              June 30,                     June 30,
                                              --------                     --------
                                         2001           2002          2001          2002
                                         ----           ----          ----          ----
United States ....................     $114,119      $111,137       $ 3,509       $12,366
Foreign ..........................       51,816        43,054        (2,560)         (913)
Elimination ......................      (21,240)      (22,984)           --            --
                                       --------      --------       -------       -------
                                       $144,695      $131,207       $   949       $11,453
                                       ========      ========       =======       =======

    Operating profit for the foreign segment includes additional restructuring charges of $1,721 recorded in the second quarter of 2001.

                         THE GENERAL CHEMICAL GROUP INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)
                For the three and six months ended June 30, 2002
                             (Dollars in thousands)
                                   (unaudited)

Note 8 - Segment Information

         Industry segment information is summarized as follows:


                                                       Three Months Ended                 Six Months Ended
                                                             June 30,                         June 30,
                                                             --------                         --------
                                                      2001             2002             2001              2002
                                                      ----             -----            ----              ----

Net revenues:
     Soda Ash ............................          $59,623           $54,018          $114,045          $104,456
     Calcium Chloride ....................           19,746            19,812            30,650            26,751
                                                    -------           -------          --------          --------
                                                    $79,369           $73,830          $144,695          $131,207
                                                    =======           =======          ========          ========

Income (loss) before income taxes:
     Soda Ash ............................          $   954           $ 2,953          $ (1,242)         $  6,245
     Calcium Chloride ....................            2,246             1,640             1,147               154
                                                    -------           -------          --------          --------
                                                      3,200             4,593               (95)            6,399
Eliminations and other  corporate expenses           (4,282)           (3,391)           (9,003)           (6,978)
                                                    -------           -------          --------          --------
                                                    $(1,082)          $ 1,202          $ (9,098)         $   (579)
                                                    =======           =======          ========          ========


         Income (loss) before income taxes for the soda ash segment includes additional restructuring charges of $1,721 recorded in the second quarter of 2001.


Capital Expenditures:
     Soda Ash ............................          $1,307            $  631           $2,277            $1,867
     Calcium Chloride ....................           1,587               815            1,971             1,956
Elimination and other corporate expenses               258                 6              336                30
                                                    ------            ------           ------            ------
                                                    $3,152            $1,452           $4,584            $3,853
                                                    ======            ======           ======            ======
Depreciation & Amortization:
     Soda Ash ............................          $4,257            $2,211           $8,251            $4,899
     Calcium Chloride ....................             321               394              585               800
Elimination and other corporate expenses..             341               219              638               439
                                                    ------            ------           ------            ------
                                                    $4,919            $2,824           $9,474            $6,138
                                                    ======            ======           ======            ======


Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

June 30, 2002 Compared with December 31, 2001


Financial Condition

         Cash and cash equivalents were $12.2 million at June 30, 2002 compared with $16.0 million at December 31, 2002. During the first six months of 2002, the Company used cash flow from operating activities of $5.1 million, used cash of $3.9 million for capital expenditures and provided cash flow from financing activities of $5.1 million.

         The Company had working capital of $56.9 million at June 30, 2002 as compared with $51.4 million at December 31, 2001. The increase in working capital principally reflects higher receivables and other current assets and lower accounts payable and accrued liabilities partially offset by lower cash balances and deferred tax assets.

         The Company is significantly leveraged. At June 30, 2002, outstanding indebtedness consisted of $100 million of Senior Subordinated Notes and $54.0 million outstanding under the Senior Secured Credit Facility. The Company's leverage and debt service requirements (1) increase its vulnerability to economic downturns, (2) potentially limit the Company's ability to respond to competitive pressures, and (3) may limit the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, strategic investments or general corporate purposes. The Company's indenture and credit facility impose operating and financial restrictions on the Company. These covenants affect, and in certain cases, limit the Company's ability to incur additional indebtedness, make capital expenditures, make investments and acquisitions and sell assets, pay dividends and make other distributions to shareholders, and consolidate, merge or sell all or substantially all assets. The Company was in compliance with the covenants contained in its indenture and credit facility at June 30, 2002, although there can be no assurances given as to compliance with these covenants in future periods. A failure to comply with the covenants contained in the credit agreement or indenture may result in the Company's indebtedness becoming immediately due and payable, which would have a material adverse effect on our business results of operations and financial condition.

     GenTek provides the Company with management information services, and subleases to it office space in Parsippany, New Jersey used as our operations headquarters, pursuant to agreements entered into at the time of GenTek's spin-off in April 1999. GenTek recently announced that it is in default under agreements with certain of its lenders, and that it is exploring strategic alternatives. In the event that GenTek becomes unable to meet its obligations under its agreements with the Company, we would have to obtain our management information services and office space from third parties. The Company is developing a contingency plan in the event GenTek is unable to perform its obligations under these agreements. No assurances can be given as to the timely and cost effective replacement of management information services and office space.

Results of Operations

June 30, 2002 Compared with June 30, 2001

         Net revenues for the three and six month periods ended June 30, 2002 decreased 7.0 percent and 9.3 percent to $73.8 million and $131.2 million, respectively, from $79.4 million and $144.7 million for the comparable prior year periods. Net revenues were negatively effected by lower calcium chloride volumes due to warm winter weather and lower soda ash volumes due to the April 2001 idling of the Company's Amherstburg synthetic soda ash facility, partially offset by higher domestic soda ash prices.

         Gross profit for the three month period ended June 30, 2002 increased $0.9 million to $11.0 million from $10.1 million for the comparable prior year period. Gross profit as a percentage of net revenues for the three month period ended June 30, 2002 increased to 14.8 percent from 12.7 percent for the same period in 2001. Gross profit for the six month period ended June 30, 2002 increased $8.3 million to $19.2 million from $10.9 million for the comparable prior year period. Gross profit as a percentage of net revenues for the six month period ended June 30, 2002 increased to 14.6 percent from 7.5 percent for the same period in 2001. These increases were primarily due to lower operating costs resulting from the April 2001 idling of the Company's Amherstburg synthetic soda ash facility, lower depreciation expense, lower energy costs and higher domestic soda ash prices, partially offset by lower calcium chloride volumes, costs related to the annual trona mine maintenance outage completed in June 2002 and higher calcium chloride feedstock costs. In addition, the prior year includes costs incurred to start up operations at our Manistee, Michigan calcium chloride facility. The prior year annual trona mine maintenance outage was completed in August 2001.

         Selling, general and administrative expense as a percentage of net revenues for the three and six month period ended June 30, 2002 and 2001 increased to 5.2 percent from 5.0 percent and to 5.9 percent from 5.6 percent.

         In the second quarter of 2001, the Company recorded a restructuring charge of $1.7 million for revised actuarial estimates of employee termination benefits.

         Interest expense for the three and six month periods ended June 30, 2002 was $3.6 million and $7.2 million, which was $0.3 million and $0.8 million lower, respectively, than the comparable prior period. The decrease is a result of lower credit facility borrowing rates and amendment fees expensed in the comparable prior year partially offset by an increase in borrowings under the credit facility.

         Minority interest for the three and six month periods ended June 30, 2002 was $2.5 million and $5.1 million, respectively, versus $1.5 million and $2.3 million for the same period in 2001. The increases in both periods reflect higher earnings at General Chemical (Soda Ash) Partners primarily due to higher domestic soda ash prices and lower energy costs.

         Net income (loss) was $1.2 million and ($0.6) million for the three and six month periods ended June 30, 2002, respectively, versus net loss of ($1.1) million and ($9.2) million for the comparable prior year periods, for the foregoing reasons.

Accounting Pronouncements

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. Commencing January 1, 2003, the Company will classify debt extinguishment costs within income from operations. The provisions of SFAS No. 145 related to lease modification are effective for transactions occurring after May 15, 2002. The Company does not expect the provisions of SFAS No. 145 related to lease modification to have a material impact on its financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in as Restructuring)". The principal difference between SFAS No. 146 and EITF No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not expect the provisions of SFAS No. 146 to have a material impact on its financial position or results of operations.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

         Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the areas of interest and foreign exchange rates.

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations. The Company has no cash flow exposure due to rate changes on its fixed interest rate under the $100 million Senior Subordinated Notes as of June 30, 2002.

          However, the Company does have cash flow exposure on its committed and uncommitted bank line of credit as interest is based on a floating rate. At June 30, 2002 the Company had $54.0 million in borrowings under the Senior Secured Credit Facility. Accordingly, a one percent change in the floating rate will result in interest expense fluctuating annually by approximately $0.5 million.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 8, 2002, the Company held its Annual Meeting of Stockholders. At the meeting, Paul M. Montrone, Paul M. Meister, Philip E. Beekman, John M. Kehoe, Jr., Gerald J. Lewis and Joseph M. Volpe were each elected as a director of the Company to serve a one year term which will expire at the 2003 Annual Meeting of Stockholders and until a successor has been duly elected and qualified. For Paul M. Montrone, 9,698,924 votes were cast in favor and 12,856 were voted against. For Paul M. Meister, 9,673,798 votes were cast in favor and 37,982 were voted against. For Philip E. Beekman, 9,703,308 votes were cast in favor and 8,472 were voted against. For John M. Kehoe, Jr., 9,703,214 votes were cast in favor and 8,566 were voted against. For Gerald J. Lewis, 9,703,418 votes were cast in favor and 8,362 were voted against. For Joseph M. Volpe, 9,702,828 votes were cast in favor and 8,952 were voted against.

     The stockholders also approved the selection of Deloitte & Touche LLP as the Company's independent auditors. 9,676,254 votes were cast in favor; 35,160 were voted against; and 366 abstained.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:
     None

(b) Reports on Form 8-K:
    None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                THE GENERAL CHEMICAL GROUP INC.
                                --------------------------------
                                          Registrant



Date August 14, 2002            /s/ John M. Kehoe, Jr.
     -----------------              ------------------------------------------
                                    John M. Kehoe, Jr.
                                    President and Chief Executive Officer
                                    (Principal Executive Officer) and Director


Date August 14, 2002            /s/ David S. Graziosi
     -----------------              --------------------------------------------
                                    David S. Graziosi
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                            STATEMENT OF DIFFERENCES

The section symbol shall be expressed as...................................'SS'