Form 10-K
period 2002-12-31
GENERAL CHEMICAL GROUP INC
filed 2003-03-31
CIK 929697

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

(Mark One)           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
   [X]                  OF THE SECURITIES EXCHANGE ACT OF 1934
   ---                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                               Title of each class
                     Common Stock, par value $.01 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 1, 2003, was approximately $1,697,675.

     The number of outstanding shares of the Registrant's Common Stock and Class B Common Stock as of March 1, 2003 was 3,203,160 and 700,639, respectively.

                      Documents Incorporated by Reference:

     The Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2003 is incorporated by reference into Part III.

================================================================================

                                     PART I

Item 1. Business

Overview and Recent Developments

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

     The Company, whose predecessor companies date back to 1899, was organized in 1988 as a Delaware corporation. The Company's businesses were transferred in 1986 by AlliedSignal, Inc. to a predecessor of the Company, at which time new operating management was installed. On May 15, 1996, the Company completed an initial public offering of its Common Stock. The Company's common stock is listed on the Over the Counter (OTC) Bulletin Board under the symbol "GNMP".

     On April 30, 1999, General Chemical Group completed the separation of its Manufacturing and Performance Products businesses from its soda ash and calcium chloride businesses through a spinoff (the "Spinoff"), which the Company effected by distributing the stock of GenTek Inc. ("GenTek"), its wholly-owned subsidiary, on a pro rata basis to its shareholders. As a result of the Spinoff, GenTek became a separate company.

     The Company produces natural soda ash from trona ore, the raw material precursor of soda ash, at its Green River, Wyoming facility, where it has access to the largest and most economically recoverable trona ore deposits in the world. The Company operates its Green River facility through General Chemical (Soda Ash) Partners ("GCSAP"), a partnership with subsidiaries of ACI International Limited and TOSOH Corporation. The Company owns a 51% equity interest and is the managing partner of this partnership. ACI International Limited is a subsidiary of Owens-Illinois, Inc., one of the world's largest consumers of soda ash. TOSOH Corporation is a leading chemical company and a distributor of soda ash in Japan. The Company produces calcium chloride at its facility in Amherstburg, Ontario, Canada.

     In December, 2002, as part of a restructuring of operations to reduce production costs, the Company closed its calcium chloride production facility in Manistee, Michigan and has consolidated its North American production of calcium chloride to its Amherstburg, Ontario, Canada production facility. The Company has developed brine wells at its Amherstburg and Manistee facilities to supplement its third party brine supply contract. In addition, the Company recently entered into a joint venture with Tangshan Sanyou (Alkali) Group Ltd. for the marketing and sale of calcium chloride in Asia, Europe, Africa and the Middle East. The joint venture, General Chemical Tangshan Sanyou Company Ltd., plans to construct a 100,000 ton calcium chloride production facility in China.

     The Company idled approximately 500,000 tons per year of synthetic soda ash production capacity at its Amherstburg, Ontario, Canada facility in April 2001. The Company continues producing calcium chloride in Amherstburg. The capacity idled constituted approximately 15% of the Company's total soda ash production capacity, and all of the Company's synthetic soda ash production capacity. The Company idled this capacity because it required substantially more resources - principally energy and necessary capital improvements - for the Company to manufacture synthetic soda ash at Amherstburg than to manufacture natural soda ash at its production facility in Green River, Wyoming. The Company shifted production from its relatively high-cost synthetic soda ash facility in Amherstburg to its lower-cost natural soda ash facility in Green River, thereby eliminating cash operating losses incurred in operating the Amherstburg facility and reducing its exposure to fluctuations in energy prices. The Company has the flexibility to resume its Amherstburg soda ash operations if market conditions dictate. Until such time, the Company continues to serve customers of its Amherstburg soda ash facility from its facility in Green River and, where appropriate, through resale arrangements with other soda ash producers.

     The Company's recent financial performance has been adversely impacted by lower soda ash prices, rising energy costs and the weaker economic environment. On March 7, 2001, the Company and its lenders entered into an amendment to the Company's senior secured credit agreement ("Senior Credit Agreement"), which provided for more flexible financial covenants for 2001 and 2002 and more restrictive covenants regarding restricted payments, investments, incurrence of indebtedness, capital expenditures, sale of assets and related matters. While the Company was in compliance with the amended financial and other covenants contained in the Senior Credit Agreement through December 31, 2002, the amendments to the financial covenants expired on that date. The Company anticipates that it will not be able to meet the financial covenants that will be calculated in respect of the Company's financial results for the quarter ending March 31, 2003, which failure will constitute an event of default under the Senior Credit Agreement. As a result of the foregoing, the Company's audit report for the fiscal year ended December 31, 2002 contains a "going concern" qualification. The inability of the Company to deliver to its senior lenders an audit report that does not contain such a qualification will itself constitute an event of default under the Company's Senior Credit Agreement.

     Any event of default under the Senior Credit Agreement could have a material adverse effect on our business, results of operations and financial condition. The occurrence of an event of default under our Senior Credit Agreement would give our senior lenders the right, among other things, to declare all amounts outstanding under the Senior Credit Agreement to be immediately due and payable, together with accrued and unpaid interest. In addition, if an event of default occurs, our senior lenders would have the right to block payments of any principal or interest obligation related to our 10 5/8% Senior Subordinated Notes due 2009 ("Subordinated Notes") or the purchase or redemption of such obligations. In accordance with the Forbearance and Amendment Agreement described below, we do not intend to make the interest payment on the Subordinated Notes that will come due on May 1, 2003. On May 31, 2003, the 30 day grace period with respect to payment defaults on the Subordinated Notes will expire and the failure to make the May 1, 2003 interest payment by such date would constitute an event of default under the Subordinated Notes, following which the holders of 25% in aggregate principal amount of the Subordinated Notes may accelerate the amounts due under the related Indenture.

     On March 25, 2003, we entered into a Forbearance and Amendment Agreement with the lenders under our Senior Credit Agreement, pursuant to which such lenders have agreed not to exercise any remedies for the existing defaults through July 30, 2003 to allow the Company time to pursue a restructuring of its existing indebtedness. The Company intends to negotiate a restructuring of its indebtedness with its senior lenders and representatives of the holders of the Subordinated Notes over the next several months. Such a restructuring could result in substantial dilution to the Company's existing equity holders. However, there is no assurance that the Company will be successful in reaching an agreement with its various lenders on a restructuring plan. If the lenders were to accelerate maturity of amounts due under the Senior Credit Agreement, or if the holders of the Subordinated Notes were to accelerate the amounts due under the Indenture, the Company would not have sufficient funds to repay its outstanding debt, and the Company would have to explore other strategic alternatives, including a sale of assets, obtaining alternative sources of funding or other restructuring alternatives, which would likely have a material adverse effect on the Company and its business.

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

     The following table sets forth estimated global end-market soda ash consumption in 2002, by volume (1):

Glass........................................................................54%
Chemicals....................................................................21%
Detergents...................................................................11%
Water treatment and other....................................................14%

----------
(1)  Developed from industry sources.

     Management estimates the total annual world market for soda ash to be approximately 39 million tons. Management estimates that the Company accounted for approximately 6% of worldwide production in 2002. All of the soda ash produced in the United States is natural soda ash, while overseas manufacturers produce primarily synthetic soda ash. Production of natural soda ash, in which the Company specializes, requires significantly less energy and raw materials than synthetic soda ash production, and as a result is a significantly less costly process. This cost differential allows the Company and other United States producers to competitively export significant volumes of natural soda ash to international markets. Management estimates that United States producers exported 4 million tons of soda ash in 2002. The United States producers export soda ash primarily through American Natural Soda Ash Company ("ANSAC"), the export cooperative of United States producers, which enhances the United States producers' low cost position by leveraging the cooperative's global sales and marketing operations and creating distribution economies of scale.

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

     Average United States soda ash prices have fallen from $83 per ton in 1996 to $69 per ton in 2002, primarily due to reduced demand and increases in production capacity, including capacity expansions by existing producers from late 1996 to late 2000 of approximately 2.4 million tons, and the entry of American Soda LLC ("American Soda") into the market in 2000.

     The following chart indicates the average industry price of U.S. soda ash per ton and global capacity utilized during the period from 1992 to 2002.

                                                  Average Price   U.S. Capacity
Year                                               Per Ton(1)     Utilization(2)
----                                              -------------   --------------
1992...........................................         81              90
1993...........................................         74              88
1994...........................................         70              91
1995...........................................         74              90
1996...........................................         83              89
1997...........................................         77              91
1998...........................................         75              87
1999...........................................         69              87
2000...........................................         66              88
2001...........................................         68              88
2002...........................................         69(3)           85(3)

----------
(1) Based on data from the U.S. Geological Survey (not adjusted for inflation), FOB production facility.

(2)  Based on 95 percent of nameplate capacity as reported by industry sources.

(3)  Company estimate.

     Soda Ash Capacity Expansions. From 1982 until 1999, no new natural soda ash plants were built in North America. In the fourth quarter of 2000, the American Soda plant, which solution mines nahcolite reserves in Rifle, Colorado, began operation. American Soda's management has estimated that the annual capacity of their facility will be 1,000,000 tons, although in 2002 the facility produced approximately 600,000 tons. Since 1982, other than the American Soda facility, capacity expansion in the United States has taken place through expansion of existing facilities and improved operating efficiencies with such new natural soda ash capacity generally being offset by the closure of older, higher-cost synthetic soda ash plants outside the United States. Since 1982, announced synthetic soda ash plant closures have included IMC Global's 300,000 ton facility in Germany, Asahi Glass' 400,000 ton facility in Japan, SE Soda's 200,000 ton facility in Taiwan, and the idling of the Company's 500,000 ton facility in Amherstburg, Ontario, Canada.

     In late 1998 OCI Wyoming L.P. ("OCI") completed an 800,000 ton expansion of its Green River facility. However, after completion of the expansion, OCI mothballed 900,000 tons of previously constructed capacity at the facility due to then current soda ash market conditions. During the fourth quarter of 1999, FMC Corporation ("FMC") announced it was reducing capacity at its Granger, Green River facility by 650,000 tons, despite the fact that it had completed a 700,000 ton expansion in 1999. In late 2000, Solvay Minerals completed a 400,000 ton expansion of its Green River facility. During the second quarter of 2001, FMC announced it was idling the remaining capacity of 650,000 tons at its Granger, Green River facility. During 2002, the Company believes OCI restarted 300,000 tons of previously mothballed capacity.

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

     Soda Ash capacity outside of North America in 2002 was as follows:

                                                                 Capacity in
Region                                                      Thousands of Tons(1)
------                                                      --------------------
Eastern Europe...........................................           7,300
Western Europe...........................................           7,500
China....................................................           8,600
Other Asian Countries....................................           5,300
Rest of World............................................           1,200
                                                                   ------
   Total capacity outside of North America...............          29,900
                                                                   ======

----------
(1)  Estimated annual nameplate capacity; derived from industry sources.

     North American soda ash capacity in 2002 was as follows:

                                                                Capacity in
Owner/Managing Partner                          Location    Thousands of Tons(1)
----------------------                         ----------   --------------------
General Chemical Group......................   Wyoming             2,800(2)

FMC Corporation.............................   Wyoming             3,550(3)
Solvay Minerals.............................   Wyoming             3,100
OCI Wyoming L.P.............................   Wyoming             2,650(4)
IMC Global (5)..............................   California          1,500
American Soda LLC ..........................   Colorado              650(6)
                                                                  ------
   Total North American Capacity............                      14,250
                                                                  ======

----------
(1)  Estimated annual nameplate capacity; derived from industry sources.

(2) Excludes 500,000 tons of mothballed capacity in Amherstburg, Ontario, Canada.

(3)  Excludes 1,300,000 tons of mothballed capacity.

(4)  Excludes 600,000 tons of mothballed capacity.

(5) Currently held by IMC Global through its wholly-owned subsidiary, North American Chemical Company.

(6)  Company estimate.

     The soda ash industry also faces competitive pressures from the increased use of glass substitutes and recycled glass in the container industry. Competition from increased use of glass substitutes, such as plastic, and recycled glass in the container industry has had a negative effect on the demand for soda ash. Demand for soda ash in the container industry has declined from approximately 2,300,000 tons in 1987 to approximately 1,657,000 tons in 2002. Management believes that the use of plastic containers will continue to negatively impact the growth in domestic demand for soda ash.

Calcium Chloride

     The Company is the largest producer of calcium chloride in Canada. The Company's major competitors are The Dow Chemical Company ("Dow Chemical"), TETRA Technologies, Inc. ("TETRA"), and various local producers in Canada and the United States. In the United States, the Company is the third largest distributor of calcium chloride behind Dow Chemical and TETRA, and in Canada the Company is the largest distributor of calcium chloride. With respect to capacity, the Company's Amherstburg facility has 450,000 tons of capacity and it is estimated that Dow Chemical also has 700,000 tons of capacity. The next largest U.S. producer is TETRA, which operates four plants with estimated total capacity of 350,000 tons.

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

     The Company's estimated proven reserves within bed No. 17, which it is currently mining, consist of approximately 160 million tons of extractable ore. At the 2002 operating rate of 2.4 million tons of soda ash per year (4.5 million tons of trona ore), there is approximately a 36-year supply within bed No. 17. For the three years ended December 31, 2002, annual production of trona ore averaged approximately 4.5 million tons. In addition, the Company's estimated recoverable reserves contain three other major mineable trona beds containing approximately 437 million tons of extractable ore. These beds, which may require significant capital to access, will provide approximately 97 years of added reserves based on current operating rates.

     The Company's Amherstburg, Ontario, Canada calcium chloride operation obtains its brine requirements from brine wells in Amherstburg and Manistee and also under a third party supply contract. The Company cannot give any assurance that if its access to its brine sources are interrupted it will be able to secure alternative sources in a timely manner and on satisfactory terms, if at all. The Company's failure to do so would hinder its ability to manufacture calcium chloride at its Amherstburg facility and would have a material adverse effect on its results of operations.

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

     The Company has been the managing partner of GCSAP since 1986, when the partnership was formed. As managing partner, the Company has had and will continue to have overall responsibility for management of the partnership, including with respect to all operational, sales, marketing and financial matters. However, certain significant actions of the partnership must be approved by a majority, or in certain instances, all of the partners. The partnership shall terminate on December 31, 2011, unless extended for an additional five years or unless the partners mutually decide to terminate it at any time prior to such date.

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

Environmental Matters

     The Company's mining and production operations, which have been conducted at its Green River, Manistee and Amherstburg sites for many years, are subject to numerous laws and regulations relating to the protection of human health and the environment in the U.S. and Canada. The Company has an established program to ensure that its facilities comply with environmental laws and regulations. However, as a result of its operations, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. In addition, modifications or changes in enforcement of existing laws and regulations or the adoption of new laws and regulations in the future, particularly with respect to environmental and safety standards, or changes in the operation of the Company's business or the discovery of additional or unknown environmental contamination, could require expenditures which might be material to the Company's results of operations or financial condition. For further discussion of the Company's efforts to comply with the environmental laws and regulations to which its operations are subject, as well as a discussion of potential liabilities known to the Company under such laws and regulations, see "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters".

     The Company, as the former parent of GenTek, may under certain circumstances be found liable for obligations of GenTek related to the use or transport of hazardous substances or environmental contamination at facilities of GenTek for periods prior to the Spinoff. On October 11, 2002 GenTek filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Although GenTek has agreed to indemnify and hold the Company harmless with respect to all such liabilities and to bear all of the Company's expenses for defending any claims related to these matters, the Company's results of operations or financial condition could be materially adversely affected in the event GenTek is unable or unwilling to perform its indemnification obligations.

     On March 13, 2000, the Company's Canadian subsidiary received a letter from Environment Canada ("EC"). The letter informed the Company that it faces an alleged violation of the Canadian Fisheries Act, R.S.C., as amended, with respect to effluent discharges at its Amherstburg, Ontario facility. According to EC, the Company's chloride level of its effluent discharged to the Detroit River exceeded permitted levels. The idling of the Amherstburg synthetic soda ash production facility in April 2001 has improved the quality of the effluent such that it complies with the Canadian Fisheries Act requirements as of August 2001. For principally this reason, EC notified the Company on June 12, 2002 that it was closing its investigation into this matter. Because of the foregoing, the Company does not believe that any additional expenses and/or capital expenditures will be incurred in connection with this matter which would be material to the Company's results of operations and/or financial condition.

Employees/Labor Relations

     As of December 31, 2002, the Company had 735 employees, 241 of whom were full-time salaried employees, 463 were full-time hourly employees and 31 were hourly employees working in nonunion facilities.

     Three union contracts, covering 463 employees at the Green River, Wyoming and Amherstburg, Ontario facilities, have durations of three years and were renewed during 2002.

     Set forth below is information with respect to each of the Company's executive officers and/or key employees.

     John M. Kehoe, Jr., 69, is the President and Chief Executive Officer and a Director of the Company. Since June 1999, Mr. Kehoe has served as the Chairman of Wheelabrator Technologies Inc., a provider of waste management services that is part of Waste Management. Mr. Kehoe was the President and Chief Executive Officer of Wheelabrator Technologies, Inc. from January 1993 to June 1999.

     DeLyle W. Bloomquist, 44, is Vice President and Chief Operating Officer of the Company. Mr. Bloomquist was from 1996 until the Spinoff the Vice President and General Manager, Industrial Chemicals of General Chemical Corporation.

     David S. Graziosi, 37, is Vice President and Chief Financial Officer of the Company. Mr. Graziosi was the Director of Finance for GenTek Inc. from August 1999 to February 2000. Mr. Graziosi held several financial management positions in Sun Chemical Group B.V. from August 1996 to August 1999.

     John D. Sanford, 49, is Executive Vice President of the Company. Since April 2000, Mr. Sanford has served as Vice President and Chief Financial Officer of ProcureNet, Inc., a provider of procurement and supply chain management services to United States federal government agencies. Between November 1997 and May 1999, he served as Executive Vice President and Chief Financial Officer of CDI Corporation, a leading provider of temporary and permanent staffing services. Prior to November 1997, Mr. Sanford was Senior Vice President and Chief Financial Officer of Waste Management Inc.

Item 2. Properties

     The Company's headquarters is located in Hampton, New Hampshire. The locations and uses of major properties of the Company are as follows:

                           Location                           Use
                           --------                           ---
United States      Green River, Wyoming           Trona Mine and Manufacturing
                                                  Facility
                   Manistee, Michigan             Calcium Chloride Brine Wells
                   * Hampton, New Hampshire       Headquarters
                   * Parsippany, New Jersey       Offices
Canada             Amherstburg, Ontario           Manufacturing Facility
                   Brooks, Ontario                Calcium Chloride Brine Fields
                   Drumheller, Ontario            Calcium Chloride Brine Fields
                   * Mississauga, Ontario         Offices
Philippines        * Manila, Philippines          Warehouse and Offices

----------
*    Leased

Item 3. Legal Proceedings

     The Company anticipates that it will not be able to meet the financial covenants under its Senior Credit Agreement that will be calculated in respect of the Company's financial results for the quarter ending March 31, 2003. The failure to comply with these covenants would be an event of default under the Senior Credit Agreement and our anticipated non-payment of the next interest payment on our Subordinated Notes would be an event of default under the Indenture for the Subordinated Notes. We have entered into a Forbearance and Amendment Agreement as of March 25, 2003 with the lenders under our Senior Credit Agreement, pursuant to which such lenders have agreed not to exercise any remedies for the existing defaults through July 30, 2003, and have commenced negotiations with these lenders and the holders of the Subordinated Notes on a restructuring of its existing indebtedness. However, if we are unable to reach agreement on a restructuring plan, our various lenders may determine to exercise their legal remedies including accelerating obligations under the Senior Credit Agreement or the Subordinated Notes or commencing a legal action against the Company.

     The Company from time to time also becomes involved in claims, litigation, administrative proceedings and investigations relative to various matters. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, the opinion of management based upon currently-available information is that any such liability not covered by insurance will have no material adverse effect on the Company's results of operations or financial condition. See also "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters".

Item 4. Submission of Matters to a Vote of Security Holders

     No items were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2002.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

     The Company's common stock is traded on the Over the Counter (OTC) Bulletin Board under the symbol "GNMP". The Company's common stock was traded on the New York Stock Exchange ("NYSE") until July 18, 2001, at which time the NYSE suspended trading of the Company's common stock. Effective with the open of the market on July 19, 2001, the Company's common stock began trading over the counter. In addition, the Company effected a one-for-ten reverse split of its common stock, effective as of the close of business on July 18, 2001. The following table shows the high and low recorded trading prices of the Company's common stock, as reported on the NYSE composite tape and over the counter market for each of the quarterly periods listed (for pre-July 19, 2001 periods, adjusted to give effect to the one-for-ten reverse split):

Year Ended December 31, 2001                                      High     Low
----------------------------                                     ------   -----
First Quarter.................................................   $11.25   $7.50
Second Quarter................................................     8.80    4.00
Third Quarter.................................................     3.75    2.00
Fourth Quarter................................................     4.50    2.40

Year Ended December 31, 2002
----------------------------
First Quarter.................................................   $ 4.00   $2.75
Second Quarter................................................     3.60    2.80
Third Quarter.................................................     3.90    1.75
Fourth Quarter................................................     2.75    0.50

----------
     At March 1, 2003, there were 157 stockholders of record of the Company's common stock and 3 stockholders of record of the Company's Class B common stock.

     The following table sets forth the securities authorized for issuance under the Company's equity compensation plan:

                                           Number of securities to     Weighted average      Number of securities remaining
                                           be issued upon exercise       exercise of          available for future issuance
                                             of existing options     outstanding options   {excluding securities reflected in
                                                      (a)                   (b)(1)              in (a)} (c)(2)
                                           -----------------------   -------------------   ----------------------------------
Plan Category

Equity compensation plans approved by
   security holders.....................            230,825                  $39.16                        201,803

Equity compensation plans not approved
   by security holders..................                 --                      --                             --
                                                    -------                  ------                        -------

Total...................................            230,825                  $39.16                        201,803
                                                    =======                  ======                        =======

(1) Does not include 11,089 restricted units included in column (a) which have no exercise price.

(2) The shares listed in column (c) may be issued in the form of Other Stock Based Awards, which include restricted or unrestricted stock, restricted or unrestricted stock units or dividend equivalents.

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

                                                                              Years Ended December 31,
                                                        ---------------------------------------------------------------
                                                          1998         1999         2000          2001           2002
                                                        --------     --------     --------      --------      ---------
                                                                (Dollars in thousands, except per share data)
Statement of Operations Data:
   Net revenues.....................................    $303,624     $312,617     $296,522      $286,056      $ 277,890
   Operating profit (loss)..........................      41,049(1)    30,607(2)   (46,352)(3)    11,442(4)      19,427(5)
   Minority interest................................      16,666       12,787       11,180         6,979         12,840
   Income (loss) before interest expense and income
      taxes ........................................      24,342(1)    19,159(2)   (48,905)(3)     4,361(4)       6,531(5)
   Net income (loss)................................       9,424(1)     4,985(2)   (48,529)(3)   (11,527)(4)     (8,364)(5)
Per Common Share Data:
   Net income (loss) basic..........................    $   4.48(1)  $   2.38(2)  $ (23.05)(3)  $  (3.70)(4)      (2.14)(5)
   Net income (loss) diluted........................        4.31(1)      2.32(2)    (23.05)(3)     (3.70)(4)      (2.14)(5)
Other Data:
   Capital expenditures.............................    $ 18,498     $ 24,061     $ 20,836      $  8,436      $   7,889
   Depreciation and amortization....................      16,999       17,801       19,148        17,084         11,609
Balance Sheet Data (at end of period):
   Cash and cash equivalents........................    $  1,127     $ 26,630     $ 20,815      $ 16,045      $ 13,078
   Total assets.....................................     248,714      293,208      251,000       220,191        204,179
   Long-term debt...................................          --      150,919      149,314       146,487        144,394
   Total equity (deficit)...........................      75,292      (46,893)     (96,557)      (95,452)      (111,830)

----------
(1) Includes incremental accruals of $2.3 million ($1.4 million after tax or $.64 per diluted share) principally related to cost of sales ($.9 million) for the reclamation of brine wells and selling, general and administrative expense ($1.4 million) primarily due to product delivery litigation.

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

(4) Includes a restructuring charge of $1.7 million ($1.7 million after tax or $.55 per diluted share) related to revised actuarial estimates of employee termination benefits from the idling of the Amherstburg synthetic soda ash production capacity.

(5) Includes a restructuring charge of $7.7 million ($7.7 million after tax or $1.97 per diluted share) related to the closing of the calcium chloride production facility in Manistee, Michigan.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company is a leading global producer of soda ash and North American producer of calcium chloride. The Company produces natural soda ash at its facility in Green River, Wyoming, and calcium chloride at its facility in Amherstburg, Ontario. The Company's soda ash is used in the manufacture of glass, sodium-based chemicals (such as baking soda), detergents, paper, textiles, food and many other familiar consumer products. The Company's calcium chloride is used primarily by highway and road maintenance organizations for dust control and roadbed stabilization during the summer and for de-icing roads and sidewalks during the winter.

     The Company's Green River facility, including the facilities and leases for mining trona ore, is owned and operated through General Chemical (Soda Ash) Partners, a partnership in which GCG owns a 51 percent partnership interest and of which GCG is the managing partner. See "Item 1 -- Business -- General Chemical (Soda Ash) Partners".

     The Company's principal product is soda ash, and the profitability of its operations is affected by the market price of soda ash more than any other factor. For a discussion of factors affecting the prices of and demand for soda ash, see "Item 1 -- Business." Average United States soda ash prices have fallen from $83 per ton in 1996 to $69 per ton in 2002, due to reduced demand and increases in production capacity. Average U.S. soda ash prices were $66 in 2000, $68 in 2001 and $69 in 2002. Recently completed 2003 domestic soda ash supply contracts include an average decrease in price of $5 per ton. High-energy prices and concomitantly high transportation costs have negatively impacted the Company's profitability in recent years.

     The Company closed its calcium chloride production facility in Manistee, Michigan in December 2002 and has consolidated its North American calcium chloride production at its Amherstburg, Ontario facility. The Company recorded a pre-tax charge of approximately $7.7 million in the fourth quarter of 2002 in connection with the closing of its Manistee, Michigan calcium chloride production facility. This charge included a $6.5 million noncash write-down in the value of the plant assets, as well as severance and other cash charges of $1.2 million.

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

     The recent decline in the global equity markets has resulted in a decrease in the value of the assets in our pension plans. The Company recorded a minimum pension liability of approximately $8.2 million with corresponding reductions in minority interest of $0.8 million and equity of $7.4 million on December 31, 2002. In addition, based on the value of the assets in our defined benefit pension plans, we will be required to fund approximately $5.2 million to the plans in fiscal 2003.

     The Company, as the former parent of GenTek, may under certain circumstances be found liable for obligations of GenTek related to the use or transport of hazardous substances or environmental contamination at facilities of GenTek for periods prior to the Spinoff. Although GenTek has agreed to indemnify and hold the Company harmless with respect to all such liabilities, GenTek may be unable or unwilling to perform its indemnification obligations as a consequence of it filing under Chapter 11 of the U.S. Bankruptcy Code on October 11, 2002. The Company's results of operations or financial condition could be materially adversely affected by these eventualities.

     This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the respective notes thereto included in
Item 8 Financial Statements and Supplementary Data.

Covenant Compliance and Restructuring Efforts

     On March 7, 2001, the Company and its bank lenders entered into an amendment to the Company's Senior Credit Agreement, which provided for more flexible financial covenants for 2001 and 2002 and more restrictive covenants regarding restricted payments, investments, incurrence of indebtedness, capital expenditures, sale of assets and related matters. While the Company was in compliance with the amended financial and other covenants contained in the Senior Credit Agreement through December 31, 2002, the amendments to the financial covenants expired on that date. The Company anticipates that it will not be able to meet the financial covenants that will be calculated in respect of the Company's financial results for the quarter ending March 31, 2003, which failure will constitute an event of default under the Senior Credit Agreement. As a result of the foregoing, the Company's audit report for the fiscal year ended December 31, 2002 contains an explanatory paragraph regarding the Company's ability to continue as a going concern. The inability of the Company to deliver to its lenders an audit report that does not contain such a paragraph will itself constitute an event of default under the Company's Senior Credit Agreement.

     Any event of default under the Senior Credit Agreement could have a material adverse effect on our business, results of operations and financial condition. The occurrence of an event of default under our Senior Credit Agreement would give our senior lenders the right, among other things, to declare all amounts outstanding under the Senior Credit Agreement to be immediately due and payable, together with accrued and unpaid interest. In addition, if an event of default occurs, our senior lenders would have the right to block payments of any principal or interest obligation related to our Subordinated Notes or the purchase or redemption of such obligations. In accordance with the Forbearance and Amendment Agreement described below, we do not intend to make the interest payment on the Subordinated Notes that will come due on May 1, 2003. On May 31, 2003, the 30 day grace period with respect to payment defaults on the Subordinated Notes will expire and the failure to make the May 1, 2003 interest payment by such date would constitute an event of default under the Subordinated Notes, following which the holders of 25% in aggregate principal amount of the Subordinated Notes may accelerate the amounts due under the related Indenture.

     On March 25, 2003, we entered into a Forbearance and Amendment Agreement with the lenders under our Senior Credit Agreement, pursuant to which such lenders have agreed not to exercise any remedies for the existing defaults through July 30, 2003 to allow the Company time to pursue a restructuring of its existing indebtedness. During the forbearance period the Company has agreed to restrict its ability to incur additional liens, make payments on account of indebtedness other than indebtedness under the Senior Credit Agreement or currently scheduled payments, make any direct or indirect payment on or in respect of the Subordinated Notes, or request Eurodollar loans with an interest period of longer than two months. In addition, the Company has agreed to permanently reduce the total commitments available under our Senior Credit Agreement to $70 million and to reduce the total commitments during the forbearance period to the lesser of (i) $60 million or (ii) 115% of the projected usage under the Senior Credit Agreement for such day according to a fixed schedule. We are also required under the Forbearance and Amendment Agreement to meet certain milestones in the progress of our restructuring efforts.

     The Company intends to negotiate a restructuring of its indebtedness with its senior lenders and representatives of the holders of the Subordinated Notes over the next several months. Such a restructuring could result in substantial dilution to the Company's existing equity holders. However, there is no assurance that the Company will be successful in reaching an agreement with its various lenders on a restructuring plan. If the lenders were to accelerate maturity of amounts due under the Senior Credit Agreement, or if the holders of the Subordinated Notes were to accelerate the amounts due under the Indenture, the Company would not have sufficient funds to repay its outstanding debt, and the Company would have to explore other strategic alternatives, including a sale of assets, obtaining alternative sources of funding or other restructuring alternatives, which would likely have a material adverse effect on the Company and its business.

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

     Although the Company considers these policies to require management's more complex estimates and assumptions, you may refer to "Item 8 - Financial Statements and Supplementary Data - Note 2 - Summary of Significant Accounting Policies" for a description of the Company's accounting policies necessary for a complete understanding of the Company's financial statements.

Results of Operations

     The following table sets forth statement of operations data for each of the three years ended December 31, 2000, 2001 and 2002 and the corresponding percentage of the net revenues for the relevant periods presented.

                                                                     Years Ended December 31,
                                                  --------------------------------------------------------------
                                                        2000                   2001                   2002
                                                  ---------------    ------------------------   ----------------
                                                                      (Dollars in millions)
Net revenues ..................................   $296.5      100%       $286.1     100%        $277.9      100%
Gross profit ..................................     30.4       10          30.1      11           43.0       15
Selling, general and administrative expense ...     17.0        6          16.9       6           15.8        6
Restructuring charge ..........................     59.8       20           1.7       1            7.7        3
Operating profit (loss) .......................    (46.4)(1)   16          11.4 (2)   4           19.4(3)     7
Interest expense ..............................     15.9        5          15.6       6           14.9        5
Minority interest .............................     11.2        4           7.0       2           12.8        5
Net loss ......................................    (48.5)(1)   16         (11.5)(2)   4           (8.4)(3)    3

----------
1) Includes a one-time gain on the sale of assets of $7.7 million ($6.3 million after tax), and restructuring charge of $59.8 million ($46.5 million after tax) related to the idling of the synthetic soda ash production capacity in Amherstburg, Ontario.

2) Includes a restructuring charge of $1.7 million ($1.7 million after tax) related to revised actuarial estimates of employee termination benefits from the idling of the Amherstburg synthetic soda ash production capacity.

3) Includes a restructuring charge of $7.7 million ($7.7 million after tax) related to the closing of the calcium chloride production facility in Manistee, Michigan.

2002 as Compared with 2001

     Net revenues for 2002 were $277.9 million, which was $8.2 million, or 2.9 percent below the prior year level. Net revenues were negatively affected by lower soda ash volumes due to the April 2001 idling of the Company's synthetic soda ash production capacity in Amherstburg, Ontario, Canada, as well as lower calcium chloride volumes due to warm winter weather partially offset by higher domestic soda ash prices.

     Gross profit for 2002 was $43.0 million compared with $30.1 million in 2001. Gross profit as a percentage of net revenues for 2002 increased to 15.5 percent from 10.5 percent for 2001. These increases were primarily due to lower operating costs resulting from the April 2001 idling of the Company's synthetic soda ash production capacity, lower energy costs and depreciation expense, and higher domestic soda ash prices, partially offset by lower calcium chloride volumes, and higher calcium chloride feedstock costs. In addition, the prior year includes costs incurred to start up operations at the Company's Manistee, Michigan calcium chloride facility which was subsequently closed in December 2002.

     Selling, general and administrative expense as a percentage of net revenues for 2002 was 5.7 percent as compared to 5.9 percent in 2001.

     Restructuring charge of $7.7 million in 2002 was due to the closure of the Company's calcium chloride production facility in Manistee, Michigan.

     Restructuring charge of $1.7 million in 2001 was due to revised actuarial estimates of employee termination benefits for the April 2001 idling of the Company's synthetic soda ash production capacity.

     Interest expense for 2002 was $14.9 million, which was $0.7 million lower than the comparable prior period level primarily due to lower borrowing rates partially offset by costs to amend the Company's Senior Credit Agreement and an increase in borrowings under the credit facility.

     Minority interest for 2002 was $12.8 million, versus $7.0 million for 2001. The increase reflects higher earnings at General Chemical (Soda Ash) Partners primarily due to higher domestic soda ash prices, lower energy costs and depreciation expense.

     Net loss was $8.4 million for 2002, versus a net loss of $11.5 million for 2001, for the foregoing reasons.

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

     Interest expense for 2001 was $15.6 million, which was $0.3 million lower than the comparable prior period level primarily due to lower borrowing rates partially offset by costs to amend the Company's Senior Credit Agreement.

     Minority interest for 2001 was $7.0 million, versus $11.2 million for 2000. The decrease reflects lower earnings at General Chemical (Soda Ash) Partners primarily due to higher energy costs.

     Net loss was $11.5 million for 2001, versus a net loss of $48.5 million for 2000, for the foregoing reasons.

Liquidity and Capital Resources

     Cash and cash equivalents were $13.1 million at December 31, 2002 compared with $16.0 million at December 31, 2001. During 2002 the Company provided cash flow from operating activities of $4.9 million and used cash of $7.9 million for capital expenditures.

     The Company had working capital of $44.7 million at December 31, 2002 as compared with $51.4 million at December 31, 2001. The decrease in working capital principally reflects higher accounts payable and lower deferred income taxes and cash balances partially offset by higher inventories and receivables and lower accrued liabilities.

     The Company's liquidity needs arise primarily from working capital requirements, capital expenditures and interest and principal payment obligations. The Company satisfies its liquidity needs from cash flow from operations and short-term borrowings under its Senior Credit Agreement. Accordingly, the Company's ability to satisfy its capital requirements will be dependent upon future financial performance, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. The Company has borrowed, and expects to borrow, from time to time under its Senior Credit Agreement for working capital needs resulting from the seasonality of its calcium chloride business. The Company's ability to borrow under its Senior Credit Agreement is subject to certain conditions including the Company's compliance with its financial covenants and the terms of the Forbearance and Amendment Agreement.

     While the Company was in compliance with the amended financial and other covenants contained in the Senior Credit Agreement through December 31, 2002, the Company anticipates that it will not be able to meet the financial covenants that will be calculated in respect of the Company's financial results for the quarter ending March 31, 2003, which failure will constitute an event of default under the Senior Credit Agreement. As a result of the foregoing, the Company's audit report for the fiscal year ended December 31, 2002 contains an explanatory paragraph regarding the Company's ability to continue as a going concern. The inability of the Company to deliver to its senior lenders an audit report that does not contain such a paragraph will itself constitute an event of default under the Company's Senior Credit Agreement. The Company's failure to meet such covenant requirements will result in the Senior Credit Agreement becoming callable by the lenders. In addition, in accordance with the Forbearance and Amendment Agreement described below we are not permitted to make payments on our Subordinated Notes, and failure to pay within the grace period for the next payment date would constitute an event of default causing the Subordinated Notes to be callable as well. If the Company fails to be in compliance with its financial or other covenants under the Senior Credit Agreement or if the borrowings under that facility are called by the lenders, counterparties to the Company's interest rate swap agreement will have the right to require the Company to cash settle this agreement by paying fair value to the counterparties.

     On March 25, 2003, we entered into a Forbearance and Amendment Agreement with the lenders under our Senior Credit Agreement, pursuant to which such lenders have agreed not to exercise any remedies for the existing defaults through July 30, 2003 to allow the Company time to pursue a restructuring of its existing indebtedness.

     The Company's seasonal working capital requirements are expected to result in peak borrowing needs during June and July of 2003. The Forbearance and Amendment Agreement allows the Company to borrow up to the lesser of (i) $60 million or (ii) 115% of the projected usage under the Senior Credit Agreement for such day according to a fixed schedule through the end of the forbearance period on July 30, 2003. The Company also anticipates fees and expenses associated with its restructuring efforts of approximately $7.0 million. In addition, the Company paid a fee equal to .50% of the total commitments to the senior lenders for their forbearance and increased the applicable margins for loans under the Senior Credit Agreement. The Company's ongoing liquidity will depend upon a number of factors, including our ability to develop and implement a restructuring plan, available cash resources, cash flows from operations, and proceeds from the sale of assets, if any. As part of its restructuring efforts, the Company has commenced discussions with its lenders towards amending its Senior Credit Agreement and restructuring its obligations under the Subordinated Notes. If these discussions do not result in an acceptable amendment or restructuring of our existing indebtedness, or if our expectations regarding any of the other factors enumerated above are not realized, we may be required to reduce capital expenditures, sell additional assets, restructure all or a portion of our existing debt or obtain alternative sources of financing. However, there can be no assurance that alternative sources of financing will be available or at terms which are favorable to the Company. These conditions, together with the Company's net loss in fiscal 2002, raise substantial doubt about the Company's ability to continue as a going concern. The Company's consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of this uncertainty. To the extent that the relevant debt covenants are not amended or the respective debt is accelerated or not otherwise restructured or refinanced prior to the issuance of the Company's quarterly report on Form 10-Q for the quarter ending June 30, 2003, a significant portion of the Company's debt will be classified as a current liability.

     On April 30, 1999, the Company completed the offering of $100 million 10 5/8% Senior Subordinated Notes, due 2009. Approximately $80 million of the net proceeds were used to fund a distribution to GenTek prior to the Spinoff and the balance for general corporate purposes. In addition, concurrent with the Spinoff, the Company entered into the Senior Credit Agreement, due 2004 with an original capacity of $85 million. As part of the Forbearance and Amendment Agreement to the Company's Senior Credit Agreement, the maximum amount that the Company may borrow under its Senior Credit Agreement during 2003 was permanently reduced to $70 million and further reduced during the forbearance period to up to the lesser of (i) $60 million or (ii) 115% of the projected usage under the Senior Credit Agreement for such day according to a fixed schedule through the end of the forbearance period on July 30, 2003.

     The Company is significantly leveraged and, absent the restructuring, will not have the operating cash flow to service its long-term debt. At December 31, 2002, outstanding indebtedness consisted of $100 million of Subordinated Notes, $44.4 million outstanding under the Senior Credit Agreement and $2.3 million of letters of credit. The Company's leverage and debt service requirements (1) increase its vulnerability to economic downturns, (2) potentially limit the Company's ability to respond to competitive pressures, and (3) may limit the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, strategic investments or general corporate purposes. The Company's Subordinated Notes Indenture and Credit Facility Agreement impose operating and financial restrictions on the Company. These covenants affect, and in certain cases, limit the Company's ability to incur additional indebtedness, make capital expenditures, make investments and acquisitions and sell assets, pay dividends and make other distributions to shareholders, and consolidate, merge or sell all or substantially all assets.

     In addition, pursuant to the Forbearance and Amendment Agreement, the Company agreed to restrict its ability to incur additional liens, make payments on account of indebtedness other than indebtedness under the Senior Credit Agreement or currently scheduled payments, make any direct or indirect payment on or in respect of the Subordinated Notes, or request Eurodollar loans with an interest period of longer than two months.

     The Company uses supplier contracts related to future natural gas requirements. The objective is to limit the fluctuations in prices paid and the potential volatility in earnings or cash flows from future price movements.

     The Company is required to restore certain land to its pre-existing state upon ceasing of operations or federal enforcement. In addition, these liabilities have been collateralized through self-bonding and surety bonds with third party insurers, although the Company will be required to reimburse the insurers upon their payment of amounts due under the bonds for the restoration of land. The Company has recorded liabilities for this restoration in the accompanying financial statements.

     Future minimum rental payments for operating leases (primarily for transportation equipment, mining equipment, offices and warehouses) having initial or remaining noncancellable lease terms in excess of one year as of December 31, 2002 are as follows (in thousands):

Years Ending December 31,
-------------------------
   2003...................................   $10,851
   2004...................................     9,555
   2005...................................     8,299
   2006...................................     6,794
   2007 ..................................     5,007
   Thereafter.............................     9,022

     The recent decline in the global equity markets has resulted in a decrease in the value of the assets in our defined benefit pension plans. This decline will likely adversely affect our related accounting results in future periods through higher pension expense, additional minimum liabilities with corresponding reductions in equity, and increased cash funding requirements. In addition, the Company may incur higher expense related to our postretirement health plans as a result of higher health care cost trends.

     The Company recorded a minimum pension liability of approximately $8.2 million with corresponding reductions in minority interest of $0.8 million and equity of $7.4 million on December 31, 2002.

     Future estimated cash contributions to fund the Company's defined benefit pension plans are as follows (in thousands):

Years Ending December 31,
-------------------------
   2003...................................   $ 5,226
   2004...................................     8,718
   2005...................................    10,663
   2006...................................    11,176
   2007 ..................................     9,830

Related Party Agreements

     The Company is party to a management agreement with Latona Associates Inc. (which is controlled by a stockholder of the Company) under which the Company receives corporate supervisory and administrative services and strategic guidance for a quarterly fee. This management fee was $1.6 million, $1.6 million, and $1.7 million in 2000, 2001 and 2002, respectively.

     The Company and GenTek entered into various transition support agreements that provide mechanisms for an orderly transition after the Spinoff. For the years ended December 31, 2000, 2001 and 2002, the Company paid GenTek $1.7 million, $1.4 million, and $1.4 million related to these transition support agreements.

     GenTek provides the Company with management information services, and subleases to it office space in Parsippany, New Jersey used as its operations headquarters, pursuant to agreements entered into at the Spinoff . On October 11, 2002, GenTek filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. If GenTek becomes unable to meet its obligations under these agreements, the Company would have to obtain our management information services and office space from third parties. The Company is developing a contingency plan in the event GenTek terminates these agreements. No assurances can be given as to the timely and cost effective replacement of management information services.

     The Company supplies soda ash and calcium chloride to GenTek. For the years ended December 31, 2000, 2001 and 2002, sales to GenTek amounted to $4.4 million, $4.0 million, and $2.8 million, respectively.

Environmental Matters

     The Company's mining and production operations, which have been conducted at its Green River, Manistee and Amherstburg sites for many years, are subject to numerous laws and regulations relating to the protection of human health and the environment in the U.S. and Canada. The Company has an established program to ensure that its facilities comply with environmental laws and regulations. However, as a result of its operations, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. In addition, modifications or changes in enforcement of existing laws and regulations or the adoption of new laws and regulations in the future, particularly with respect to environmental and safety standards, or changes in the operation of the Company's business or the discovery of additional or unknown environmental contamination could require expenditures which might be material to the Company's results of operations or financial condition.

     On March 13, 2000, the Company's Canadian subsidiary received a letter from Environment Canada ("EC"). The letter informed the Company that it faces an alleged violation of the Canadian Fisheries Act, R.S.C., as amended, with respect to effluent discharges at its Amherstburg, Ontario facility. According to EC, the Company's chloride level of its effluent discharged to the Detroit River exceeded permitted levels. The idling of the Amherstburg synthetic soda ash production in April 2001 has improved the quality of the effluent such that it complies with the Canadian Fisheries Act requirements as of August 2001. For principally this reason, EC notified the Company on June 12, 2002 that it was closing its investigation into this matter. Because of the foregoing, the Company does not believe that any additional expenses and/or capital expenditures will be incurred in connection with this matter which would be material to the Company's results of operations and/or financial condition.

Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. The Company adopted this statement effective July 1, 2001. SFAS 142 establishes new standards for goodwill acquired in a business combination and eliminates the amortization of goodwill over its estimated useful life. Rather, goodwill will now be tested for impairment annually, or more frequently if circumstances indicate potential impairment, by applying a fair value based test. The Company adopted this statement effective January 1, 2002. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS 143 effective January 1, 2001. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company adopted this statement effective January 1, 2002. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. Commencing January 1, 2003, the Company will classify debt extinguishment costs within income from operations. The provisions of SFAS 145 related to lease modifications are effective for transactions occurring after May 15, 2002. The Company does not expect the provisions of SFAS 145 related to lease modifications to have a material impact on its financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 nullifies Emerging Issues Task Force ("EITF") No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS 146 and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not expect the provisions of SFAS 146 to have a material impact on its financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to implement SFAS 148 in fiscal 2003 and certain disclosure provisions for the year ended December 31, 2002. The Company does not expect the provisions of SFAS 148 to have a material impact on its financial position or results of operations.

     In November 2002, FASB Interpretation ("FIN") 45, Guarantor's Accounting And Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, was approved by the FASB. FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The interpretation also requires enhanced and additional disclosures of guarantees in financial statements ending after December 15, 2002. In the normal course of business, the Company does not issue guarantees, accordingly this interpretation has no effect on the financial statements.

Forward-Looking Statements

     This Annual Report includes forward-looking statements. All statements other than statements of historical facts included in this Annual Report may constitute forward-looking statements. The Company has based these forward-looking statements on its current expectations and projections about future events. Although it believes that the assumptions made in connection with the forward-looking statements are reasonable, there can be no assurances that its assumptions and expectations will prove to have been correct. These forward-looking statements are subject to various risks, uncertainties and assumptions including, among other things:

     o The Company's ability to reach agreement with its various lenders on amending or restructuring its existing debt and successfully implementing a restructuring plan;

     o If the Company is unable to reach agreement on or implement a restructuring plan; the Company may become the subject of adverse legal proceedings;

     o The Company's outstanding indebtedness and its leverage, and the restrictions imposed by its indebtedness and the Company's ability to comply with these restrictions;

     o The Company's ability to obtain or develop sufficient calcium chloride brine sources on satisfactory terms;

     o Fluctuations in the world market price for soda ash due to changes in supply and demand;

     o Fluctuations in prices for calcium chloride in North America due to changes in supply and demand;

     o    Increases in the Company's energy, transportation or labor costs;

     o Future modifications to existing laws and regulations affecting the environment, health and safety;

     o Discovery of unknown contingent liabilities, including environmental contamination at its facilities, and

     o The Company' s ability to complete and start-up a calcium chloride joint venture in China.

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

     However, the Company does have cash flow exposure on its committed and uncommitted Senior Credit Agreement as interest is based on a floating rate. At December 31, 2002 the Company had $44.4 million in borrowings under the credit facility that had variable pricing. Accordingly, as of fiscal 2002, a 1% change in the floating rate will result in interest expense fluctuating approximately $0.5 million. As of fiscal 2001, the Company also had $46.5 million in borrowings under the Senior Credit Agreement that had a floating interest rate. Accordingly, as of fiscal 2001 a 1% change in the floating rate would have resulted in interest expense fluctuating approximately $0.5 million.

     The Company is also exposed to foreign exchange risk primarily to the extent of adverse fluctuation in the Canadian dollar.

     In October 2002, the Company entered into an interest rate swap agreement with a total notional amount of $8.8 million that qualifies and is designated as a cash flow hedge in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The swap agreement matures in April 2004 and was executed in order to convert a portion of the Senior Credit Agreement floating-rate debt into fixed-rate debt, maintain a capital structure containing appropriate amounts of fixed and floating-rate debt, and reduce net interest payments and expense in the near-term. The Company has recorded the change in fair value of this interest rate swap at December 31, 2002 as a component of other comprehensive income. At December 31, 2002, a 10 percent change in interest rate structure would not materially change the fair value of the interest rate swap.

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

Item 8. Financial Statements and Supplementary Data

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of THE GENERAL CHEMICAL GROUP INC.:

     We have audited the accompanying consolidated balance sheets of The General Chemical Group Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2002, and the related consolidated statements of operations, changes in equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The General Chemical Group Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying consolidated financial statements for the year ended December 31, 2002 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's ability to maintain compliance with its debt covenants during 2003 raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 13, 2003
(except for Note 12 as to which the date is March 25, 2003)

                         THE GENERAL CHEMICAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Years Ended December 31,
                                                              -------------------------------------
                                                                 2000          2001          2002
                                                               --------      --------      --------
                                                              (In thousands, except per share data)
Net revenues ..............................................    $296,522      $286,056      $277,890
Cost of revenues ..........................................     266,080       255,991       234,914
Selling, general and administrative expense ...............      16,992        16,902        15,849
Restructuring charge ......................................      59,802         1,721         7,700
                                                               --------      --------      --------
Operating profit (loss) ...................................     (46,352)       11,442        19,427
Interest expense ..........................................      15,921        15,590        14,865
Gain on sale of assets ....................................       7,671            --            --
Interest income ...........................................       1,302           960           320
Foreign currency transaction losses .......................          24           931           270
Other expense, net ........................................         322           131           106
                                                               --------      --------      --------
Income (loss) before minority interest and income taxes ...     (53,646)       (4,250)        4,506
Minority interest .........................................      11,180         6,979        12,840
                                                               --------      --------      --------
Loss before income taxes ..................................     (64,826)      (11,229)       (8,334)
Income tax provision (benefit) ............................     (16,297)          298            30
                                                               --------      --------      --------
   Net loss ...............................................    $(48,529)     $(11,527)     $ (8,364)
                                                               ========      ========      ========

Loss per common share:
   Basic ..................................................    $ (23.05)     $  (3.70)     $  (2.14)
                                                               ========      ========      ========

   Diluted ................................................    $ (23.05)     $  (3.70)     $  (2.14)
                                                               ========      ========      ========

        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                            December 31,
                                                                       ---------------------
                                                                         2001         2002
                                                                       --------    ---------
                                                                       (In thousands, except
                                                                             share data)
                                ASSETS
Current assets:
   Cash and cash equivalents .......................................   $ 16,045    $  13,078
   Receivables, net ................................................     48,616       49,392
   Inventories .....................................................     25,813       28,248
   Deferred income taxes ...........................................      6,934           --
   Other current assets ............................................      5,485        5,881
                                                                       --------    ---------
      Total current assets .........................................    102,893       96,599
Property, plant and equipment, net .................................    100,365       91,062
Other assets .......................................................     16,933       16,518
                                                                       --------    ---------
      Total assets .................................................   $220,191    $ 204,179
                                                                       ========    =========

                LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
   Accounts payable ................................................   $ 21,177    $  22,680
   Accrued liabilities .............................................     30,355       29,266
                                                                       --------    ---------
      Total current liabilities ....................................     51,532       51,946
Long-term debt .....................................................    146,487      144,394
Other liabilities ..................................................     78,641       86,522
                                                                       --------    ---------
      Total liabilities ............................................    276,660      282,862
                                                                       --------    ---------
Minority interest ..................................................     38,983       33,147
Equity (deficit):
   Preferred Stock, $.01 par value; authorized 1,000,000 shares;
      none issued or outstanding ...................................         --           --
   Common Stock, $.01 par value; authorized 10,000,000 shares;
      issued and outstanding: 3,348,910 and 3,382,543 shares at
      December 31, 2001 and 2002, respectively .....................         33           34
   Class B Common Stock, $.01 par value; authorized 4,000,000 shares; issued and outstanding: 700,639 shares
      at December 31, 2001 and 2002, respectively ..................          7            7
   Capital (deficit) ...............................................    (94,748)     (94,748)
   Accumulated other comprehensive loss ............................     (1,428)      (9,443)
   Retained earnings ...............................................     33,936       25,572
   Treasury stock, at cost: 174,189 and 179,383 shares at
      December 31, 2001 and 2002, respectively .....................    (33,252)     (33,252)
                                                                       --------    ---------
      Total equity (deficit) .......................................    (95,452)    (111,830)
                                                                       --------    ---------
      Total liabilities and equity (deficit) .......................   $220,191    $ 204,179
                                                                       ========    =========

        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Years Ended December 31,
                                                                  -----------------------------
                                                                    2000       2001      2002
                                                                  --------   --------   -------
                                                                         (In thousands)
Cash flows from operating activities:
   Net loss ...................................................   $(48,529)  $(11,527)  $(8,364)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
   Depreciation and amortization ..............................     19,148     17,084    11,609
   Deferred income tax ........................................     (8,163)     2,446     5,042
   Net loss on disposition of long-term assets ................     33,795        289     6,317
   Decrease (increase) in receivables .........................       (902)    10,256      (776)
   Decrease (increase) in inventories .........................      3,584     (4,106)   (2,435)
   Increase (decrease) in accounts payable ....................      4,472    (10,920)    1,503
   Increase (decrease) in accrued liabilities .................     12,172    (12,240)   (1,089)
   Increase (decrease) in other liabilities and assets, net ...     (8,269)     4,992    (1,080)
   Decrease in minority interest ..............................       (633)    (2,463)   (5,836)
                                                                  --------   --------   -------
      Net cash provided by (used in) operating activities            6,675     (6,189)    4,891
                                                                  --------   --------   -------
Cash flows from investing activities:
   Capital expenditures .......................................    (20,836)    (8,436)   (7,889)
   Proceeds from sales or disposals of long-term assets .......      8,080         --        --
                                                                  --------   --------   -------
      Net cash used for investing activities ..................    (12,756)    (8,436)   (7,889)
                                                                  --------   --------   -------
Cash flows from financing activities:
   Borrowings under credit facility ...........................         --         --     5,106
   Repayment of credit facility ...............................         --         --    (5,076)
   Proceeds from sales of stock ...............................         --      9,655        --
   Other financing activities .................................        266        200         1
                                                                  --------   --------   -------
      Net cash provided by financing activities ...............        266      9,855        31
                                                                  --------   --------   -------
Decrease in cash and cash equivalents .........................     (5,815)    (4,770)   (2,967)
Cash and cash equivalents at beginning of period ..............     26,630     20,815    16,045
                                                                  --------   --------   -------
Cash and cash equivalents at end of period ....................   $ 20,815   $ 16,045   $13,078
                                                                  ========   ========   =======

   Cash refunded for income taxes, net of payments ............   $  1,460   $  8,272   $ 6,288
                                                                  ========   ========   =======

   Cash paid for interest .....................................   $ 14,786   $ 14,668   $13,494
                                                                  ========   ========   =======

        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
                   For the three years ended December 31, 2002

                                                                            Accumulated
                                          Class B                              Other
                                  Common  Common    Treasury    Capital    Comprehensive   Retained              Comprehensive
                                  Stock    Stock     Stock      Deficit        Loss        Earnings     Total    Income (Loss)
                                  ------  -------   --------   ---------   -------------   --------   ---------  -------------
                                                               (In thousands, except per share data)
Balance at December 31, 1999 ....   $19      $ 4     $(33,246)  $(104,858)     $(2,804)     $ 93,992   $ (46,893)
   Net loss .....................    --       --           --          --           --       (48,529)    (48,529)    $(48,529)
   Foreign currency translation .    --       --           --          --       (1,401)           --      (1,401)      (1,401)
                                                                                                                     --------
   Comprehensive loss ...........    --       --           --          --           --            --          --     $(49,930)
                                                                                                                     ========
   Restricted Unit Plan grants,
      cancellations, tax benefits
      and other .................    --       --           --         272           --            --         272
   Purchase of Treasury stock ...    --       --           (6)         --           --            --          (6)
                                    ---      ---     --------   ---------      -------      --------   ---------
Balance at December 31, 2000 ....    19        4      (33,252)   (104,586)      (4,205)       45,463     (96,557)
   Net loss .....................    --       --           --          --           --       (11,527)    (11,527)    $(11,527)
   Foreign currency translation .    --       --           --          --        2,777            --       2,777        2,777
                                                                                                                     --------
   Comprehensive loss ...........    --       --           --          --           --            --          --     $ (8,750)
                                                                                                                     ========
   Restricted Unit Plan grants,
      cancellations, tax benefits
      and other .................    --       --           --         200           --            --         200
   Rights Offering ..............    14        3           --       9,638           --            --       9,655
                                    ---      ---     --------   ---------      -------      --------   ---------
Balance at December 31, 2001 ....    33        7      (33,252)    (94,748)      (1,428)       33,936     (95,452)
   Net loss .....................    --       --           --          --           --        (8,364)     (8,364)    $ (8,364)
   Foreign currency translation .    --       --           --          --         (521)           --        (521)        (521)
   Change in net unrealized loss on
      derivative instrument .....    --       --           --          --          (54)           --         (54)         (54)
   Minimum premium liability
      adjustment ................    --       --           --          --       (7,440)           --      (7,440)      (7,440)
                                                                                                                     --------
   Comprehensive loss ...........    --       --           --          --           --            --          --     $(16,379)
                                                                                                                     ========
   Restricted Unit Plan grants,
      cancellations, tax benefits
      and other .................     1       --           --                       --            --           1
                                    ---      ---     --------   ---------      -------      --------   ---------
Balance at December 31, 2002 ....   $34      $ 7     $(33,252)  $ (94,748)     $(9,443)     $ 25,572   $(111,830)
                                    ===      ===     ========   =========      =======      ========   =========

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

     On April 30, 1999, General Chemical Group completed the separation of its Manufacturing and Performance Products businesses from its soda ash and calcium chloride businesses through a spinoff (the "Spinoff"), which the Company effected by distributing the stock of GenTek Inc. ("GenTek"), its wholly-owned subsidiary, on a pro rata basis to its shareholders. As a result of the Spinoff, GenTek became a separate company.

     The Company's recent financial performance has been negatively impacted by lower soda ash pricing, rising energy costs and the weaker economic environment. The Company is in compliance with its financial and other covenants contained in its Revolving Credit Facility as of December 31, 2002. However, management anticipates that it will not be in compliance with certain financial covenants contained in its credit facility for the quarter ending March 31, 2003. The Company's failure to meet such debt covenant requirements will result in the Company's long-term debt becoming callable by the Company's lenders. The Company has commenced discussions with its lenders towards restructuring its existing indebtedness. If these discussions do not result in an acceptable restructuring plan, the Company will not have sufficient funds to repay its outstanding debt, and would explore alternative sources of financing. However, there can be no assurance that alternative sources of financing will be available or on terms which are favorable to the Company. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. See Note 12 -- Long-Term Debt for further discussion.

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

     Included in other current assets at December 31, 2001 and 2002 are taxes receivable of $3,644 and $3,537, respectively.

     At each period end the Company assesses the recoverability of its deferred tax assets by reviewing a number of factors including operating trends, future projections and taxable income to determine whether a valuation allowance is required to reduce such deferred tax assets to an amount that is more likely than not to be realized. At December 31, 2002 the Company has reviewed its deferred tax assets and believes that the valuation allowance reduces such assets to an amount that is more likely than not to be realized.

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

     The Company provides for the expected costs to be incurred for the eventual reclamation of properties pursuant to local law. Reclamation costs are being accrued in accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Included in long-term liabilities at December 31, 2001 and 2002 are accruals of $26,396 and $26,819, respectively, related to these asset retirement obligations. Accretion expense for the years ended December 31, 2001 and 2002 was $264 and $259, respectively.

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

     In July 2001, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. The Company adopted this statement effective July 1, 2001. SFAS 142 establishes new standards for goodwill acquired in a business combination and eliminates the amortization of goodwill over its estimated useful life. Rather, goodwill will now be tested for impairment annually, or more frequently if circumstances indicate potential impairment, by applying a fair value based test. The Company adopted this statement effective January 1, 2002. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS 143 effective January 1, 2001. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 supersedes FASB Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company adopted this statement effective January 1, 2002. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. Commencing January 1, 2003, the Company will classify debt extinguishment costs within income from operations. The provisions of SFAS 145 related to lease modifications are effective for transactions occurring after May 15, 2002. The Company

                         THE GENERAL CHEMICAL GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                    (Dollars in thousands, except share data)

does not expect the provisions of SFAS 145 related to lease modifications to have a material impact on its financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 nullifies Emerging Issues Task Force ("EITF") No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS 146 and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not expect the provisions of SFAS 146 to have a material impact on its financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No.
123. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to implement SFAS 148 in fiscal 2003 and certain disclosure provisions for the year ended December 31, 2002. The Company does not expect the provisions of SFAS 148 to have a material impact on its financial position or results of operations.

     The Company accounts for stock based compensation issued to employees in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, which recognizes compensation expense based upon the intrinsic value of the stock options as of the date of grant. SFAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock options based on their fair value. The Company has elected, as permitted by SFAS 123, to adopt the disclosure requirement of SFAS 123 and to continue to account for stock based compensation under APB 25.

     Had compensation expense for the Company been determined based upon the fair value method in accordance with SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts as follows:

                                                                       Years Ended December 31,
                                                                  -----------------------------------
                                                                       2000       2001      2002
                                                                     --------   --------   -------
                                                                (In thousands, except per share amounts)
Net loss as reported ........................................        $(48,529)  $(11,527)  $(8,364)
Deduct:  Total stock based employee compensation expense
    determined under fair value based methods for all awards,
    net of related tax effects ..............................            (715)      (446)     (176)
                                                                     --------   --------   -------
Pro forma net loss ..........................................        $(49,244)  $(11,973)  $(8,540)
                                                                     ========   ========   =======

Basic and diluted loss per share
As reported .................................................        $ (23.05)  $  (3.70)  $ (2.14)
Pro forma ...................................................          (23.38)     (3.84)    (2.18)
Weighted average fair value of options granted at
     market price during year ...............................        $  15.64   $   2.40        --

     The pro forma disclosures shown above were calculated for all options using Black-Scholes option pricing model with the following assumptions:

                                                                Years Ended December 31,
                                                                ------------------------
                                                                   2000   2001   2002
                                                                   ----   ----   ----
Expected dividend yield......................................        --     --     --
Expected stock price volatility .............................       107%   104%   108%
Risk-free interest rate......................................      6.64%  6.07%  5.72%
Weighted average expected life (in years)....................         6      6      6

                         THE GENERAL CHEMICAL GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                    (Dollars in thousands, except share data)

     In November 2002, FASB Interpretation ("FIN") 45, Guarantor's Accounting And Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, was approved by the FASB. FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The interpretation also requires enhanced and additional disclosures of guarantees in financial statements ending after December 15, 2002. In the normal course of business, the Company does not issue guarantees, accordingly this interpretation has no effect on the financial statements.

     Certain prior-period amounts have been reclassified to conform with the current presentation.

Note 3 -- Capital Stock

     The Company's authorized capital stock consists of 10,000,000 shares of Common Stock, par value $.01 per share, of which 3,174,721 and 3,203,160 were outstanding at December 31, 2001 and 2002, respectively, and 4,000,000 shares of Class B Common Stock, par value $.01 per share, which has ten votes per share, is subject to significant restrictions on transfer and is convertible at any time into Common Stock on a share-for-share basis, of which 700,639 were outstanding at December 31, 2001 and 2002. The Common Stock and Class B Common Stock are substantially identical, except for the disparity in voting power, restriction on transfer and conversion provisions.

     The Company's Preferred Stock, par value $.01 per share, consists of 1,000,000 authorized shares, none of which was outstanding at December 31, 2001 and 2002.

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

     The components of the denominator for basic earnings (loss) per common share and diluted earnings (loss) per common share are reconciled as follows:

                                                                       Years Ended December 31,
                                                                  ---------------------------------
                                                                     2000        2001       2002
                                                                  ---------   ---------   ---------
Basic earnings (loss) per common share:
           Weighted average common shares outstanding .........   2,105,499   3,118,533   3,910,710
                                                                  =========   =========   =========
Diluted earnings (loss) per common share:
           Weighted average common shares outstanding .........   2,105,499   3,118,533   3,910,710
           Options and Restricted Units .......................          --          --          --
                                                                  ---------   ---------   ---------
Denominator for diluted earnings (loss) per common share ......   2,105,499   3,118,533   3,910,710
                                                                  =========   =========   =========

     Options to purchase 231,770, 215,396 and 219,736 of common stock at December 31, 2000, 2001 and 2002, respectively, were excluded from the computation of diluted earnings (loss) per common share because the option exercise price was greater than the average market price of the common shares. The options, which expire during 2008, 2009, and 2010 were still outstanding at December 31, 2002. At December 31, 2001 and 2002, 28,469 and 13,469 options and restricted units, respectively, were not included in the calculation of diluted earnings (loss) per common share because their inclusion would have resulted in an antidilutive effect.

Note 5 -- Income Taxes

     Income (loss) before income taxes is as follows:

                                                    Years Ended December 31,
                                                 -----------------------------
                                                   2000       2001      2002
                                                 --------   --------   -------
United States ................................   $ (4,317)  $ (5,935)  $(3,441)
Foreign ......................................    (60,509)    (5,294)   (4,893)
                                                 --------   --------   -------
          Total ..............................   $(64,826)  $(11,229)  $(8,334)
                                                 ========   ========   =======

                         THE GENERAL CHEMICAL GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                    (Dollars in thousands, except share data)

The components of the income tax provision (benefit) are as follows:

                                                             Years Ended December 31,
                                                           -----------------------------
                                                             2000       2001      2002
                                                           ---------   -------   -------
United States:
          Current ......................................   $   3,824   $(1,190)  $(5,068)
          Deferred .....................................      (5,189)    1,290     5,068
Foreign:
          Current ......................................     (12,159)     (882)       56
          Deferred .....................................      (2,671)    1,080       (26)
State:
          Current ......................................         201       (76)       --
          Deferred .....................................        (303)       76        --
                                                           ---------   -------   -------
             Total .....................................    ($16,297)  $   298   $    30
                                                           =========   =======   =======

     A summary of the components of deferred tax assets and liabilities is as follows:

                                                                 December 31,
                                                              -----------------
                                                               2001       2002
                                                              -------   -------
Postretirement benefits ...................................   $12,487   $12,150
Nondeductible accruals ....................................    12,498    11,669
Foreign operations ........................................     1,148        --
Other .....................................................       110        99
                                                              -------   -------
          Deferred tax assets .............................    26,243    23,918
                                                              -------   -------
Property, plant and equipment .............................     2,200     3,270
Pensions ..................................................     6,024     7,053
Inventory .................................................       693       740
                                                              -------   -------
          Deferred tax liabilities ........................     8,917    11,063
                                                              -------   -------
Valuation allowance .......................................    11,986    12,855
                                                              -------   -------
          Net deferred tax assets .........................   $ 5,340   $    --
                                                              =======   =======

     In 2002, the Company recorded an additional valuation allowance related to their entire domestic operations. The Company had previously recorded a valuation allowance related to the idling of the synthetic soda ash production capacity in Amherstburg, Ontario, Canada.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company has concluded that for the year ended December 31, 2002, it is more likely than not that it will not be able to realize its domestic net deferred tax assets during the carryforward period. Accordingly, the Company recorded a full valuation allowance on all domestic net deferred tax assets. The Company will continue to monitor the likelihood of realizing its net deferred tax assets. Future adjustments to the deferred tax asset valuation allowance will be recorded as necessary.

     The difference between the Company's effective income tax rate and the United States statutory rate is reconciled below:

                                                                  Years Ended December 31,
                                                                  ------------------------
                                                                    2000    2001    2002
                                                                   -----   -----   -----
U.S. federal statutory rate ...................................     35.0%   35.0%   35.0%
Valuation allowance ...........................................       --   (22.0)  (64.4)
State income taxes, net of federal benefit ....................      0.1     0.7     1.4
Tax effect of foreign operations ..............................    (10.4)  (17.7)  (13.8)
Depletion .....................................................      0.6     2.0    19.5
Excess federal refund .........................................       --      --    23.2
Other .........................................................     (0.2)   (0.7)   (1.3)
                                                                   -----   -----   -----
Total .........................................................     25.1%   (2.7%)  (0.4%)
                                                                   =====   =====   =====

                         THE GENERAL CHEMICAL GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    (Dollars in thousands, except share data)

     In connection with the Spinoff, the Company entered into a tax sharing agreement with GenTek which requires GenTek to indemnify and hold harmless the Company for consolidated tax liabilities attributable to periods prior to the Spinoff date. On October 11, 2002 GenTek filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Although GenTek has agreed to indemnify and hold the Company harmless with respect to all such liabilities and to bear all of the Company's expenses for defending any claims related to these matters, the Company's results of operations or financial condition could be materially adversely affected in the event GenTek is unable or unwilling to perform its indemnification obligations.

Note 6 -- Pension Plans and Other Postretirement Benefits

     The Company maintains several defined benefit pension plans covering substantially all employees. A participating employee's annual postretirement pension benefit is determined by the employee's credited service and, in most plans, final average annual earnings with the Company. Vesting requirements are five years in the U.S. and two years in Canada. The Company's funding policy is to annually contribute the statutorily required minimum amount as actuarially determined. The Company also maintains several plans providing non-pension postretirement benefits covering substantially all hourly and certain salaried employees. The Company funds these benefits on a pay-as-you-go basis. Pension assets of $11,944 and $13,011 at December 31, 2001 and 2002, respectively, are included in other assets on the balance sheet. The long-term portion of accrued non-pension postretirement benefit cost of $35,066 and $35,443 and pension liabilities of $8,822 and $9,391 at December 31, 2001 and 2002, respectively, are included in other liabilities on the balance sheet. The Company's consolidated net periodic benefit cost related to pension benefits, which has been recorded in the accompanying statement of operations in 2000, 2001 and 2002, was $6,605, $1,889 and $1,746 respectively. The Company's consolidated net periodic benefit cost related to other postretirement benefits, which has been recorded in the accompanying statement of operations in 2000, 2001 and 2002, was ($589), $1,814 and $2,417, respectively.

     The recent decline in the global equity markets has resulted in a decrease in the value of the assets in our defined benefit pension plans. This decline will likely adversely affect our related accounting results in future periods through higher pension expense, additional minimum liabilities with corresponding reductions in equity, and increased cash funding requirements. In addition, the Company may incur higher expense related to our non-pension postretirement plans as a result of higher health care cost trends.

     The Company recorded a minimum pension liability of approximately $8.2 million with corresponding reductions in minority interest of $0.8 million and equity of $7.4 million on December 31, 2002. In addition, based on the value of the assets in our defined benefit pension plans, we will be required to fund approximately $5.2 million to the plans in fiscal 2003.

                                                                                             Other
                                                            Pension Benefits         Postretirement Benefits
                                                              December 31,                December 31,
                                                       ---------------------------   ------------------------
                                                         2000     2001       2002     2000     2001     2002
                                                       -------   -------   -------   ------   ------   ------
United States:
Components of Net Periodic Benefit Cost:
    Service Cost ...................................   $ 2,206   $ 2,013   $ 2,048   $  756   $  773   $  884
    Interest Cost ..................................     5,196     5,437     5,698    1,098    1,163    1,337
    Expected Return on Plan Assets .................    (5,928)   (6,618)   (6,856)      --       --       --
    Amortization of Net Prior Service Cost .........       784       825     1,325     (840)    (840)    (840)
    Gain ...........................................      (255)     (600)     (425)    (367)    (210)     (77)
                                                       -------   -------   -------   ------   ------   ------
    Net Periodic Benefit Cost ......................   $ 2,003   $ 1,057   $ 1,790   $  647   $  886   $1,304
                                                       =======   =======   =======   ======   ======   ======

                         THE GENERAL CHEMICAL GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    (Dollars in thousands, except share data)

                                                                                               Other
                                                                  Pension Benefits    Postretirement Benefits
                                                                    December 31,            December 31,
                                                                -------------------   -----------------------
                                                                  2001       2002         2001       2002
                                                                --------   --------     --------   --------
Change in Benefit Obligation:
    Benefit Obligation at Prior Measurement Date ............   $ 79,317   $ 80,225     $ 15,940   $ 19,270
    Service Cost ............................................      2,013      2,048          773        884
    Interest Cost ...........................................      5,437      5,698        1,163      1,337
    Actuarial (Gain)/Loss ...................................     (4,088)     6,873        2,224      3,268
    Benefits Paid ...........................................     (2,917)    (3,251)        (830)    (1,292)
    Plan Amendments .........................................        463     (8,184)          --         --
                                                                --------   --------     --------   --------
    Benefit Obligation at Measurement Date ..................   $ 80,225   $ 83,409     $ 19,270   $ 23,467
                                                                ========   ========     ========   ========

Change in Plan Assets:
    Fair Value of Assets at Prior Measurement Date ..........   $ 76,452   $ 66,410     $     --   $     --
    Actual Return on Plan Assets ............................     (9,981)    (2,858)          --         --
    Employer Contributions ..................................      2,856      1,220          830      1,292
    Benefits Paid ...........................................     (2,917)    (3,251)        (830)    (1,292)
                                                                --------   --------     --------   --------
    Fair Value of Assets at Measurement Date ................   $ 66,410   $ 61,521     $     --   $     --
                                                                ========   ========     ========   ========

Reconciliation of Funded Status:
    Funded Status ...........................................   $(13,815)  $(21,888)    $(19,270)  $(23,467)
    Unrecognized Net Prior Service Cost .....................      2,976     (6,538)      (2,856)    (1,770)
    (Gain) Loss .............................................      2,017     19,035       (1,352)     1,747
                                                                --------   --------     --------   --------
    Net Amount Recognized ...................................   $ (8,822)  $ (9,391)    $(23,478)  $(23,490)
                                                                ========   ========     ========   ========

     The change in benefit obligation includes the effect of plan amendments due to 2002 labor contract renewals.

     For pension plans included above with accumulated benefit obligations in excess of plan assets, for 2001 and 2002, the projected benefit obligations were $45,370 and $83,409 respectively, the accumulated benefit obligations were $35,612 and $78,880 respectively, and the fair values of plan assets for those plans were $32,628 and $61,521, respectively.

     The assumptions used in accounting for the plans were as follows:

                                                                 2000      2001        2002
                                                                -----      ----       -----
Discount rate ...............................................   7 1/2%     7 1/4%      6 3/4%
Long-term rate of return on assets ..........................       9%         9%      8 3/4%
Average rate of increase in employee compensation ...........       5%         5%          4%

     The assumption used in accounting for the non-pension postretirement plans in 2002 was an 11 percent health care cost trend rate. A one percent increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $886 at year-end 2002 and the net periodic cost by $73 for the year. A one percent decrease in the health care trend rate would decrease the accumulated postretirement benefit obligation by $991 at year-end 2002 and the net periodic cost by $82 for the year.

     The dates used to measure plan assets and liabilities were October 31, 2001 and 2002 for all plans. Pension plan assets are invested primarily in stocks, bonds, short-term securities and cash equivalents.

                         THE GENERAL CHEMICAL GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    (Dollars in thousands, except share data)


                                                                                                         Other
                                                                        Pension Benefits         Postretirement Benefits
                                                                           December 31,                December 31,
                                                                   ---------------------------   -----------------------
Canada:                                                              2000      2001      2002      2000    2001    2002
                                                                   -------   -------   -------   -------   ----   ------
Components of Net Periodic Benefit Cost:
    Service Cost ...............................................   $ 1,380   $ 1,135   $   608   $   298   $125   $  150
    Interest Cost ..............................................     3,944     4,590     4,211       975    803      947
    Expected Return on Plan Assets .............................    (5,368)   (5,749)   (5,237)       --     --       --
    Curtailment Loss ...........................................       397        --        --        --     --       --
    Settlement Loss (Gain) .....................................     4,071       778        --    (2,509)    --       --
Amortization of Net
        Prior Service Cost .....................................        78        78        29        --     --      (74)
        Loss ...................................................       100        --       345        --     --       90
                                                                   -------   -------   -------   -------   ----   ------
Net Periodic Benefit Cost ......................................   $ 4,602   $   832   $   (44)  $(1,236)  $928   $1,113
                                                                   =======   =======   =======   =======   ====   ======

                                                                                                Other
                                                                   Pension Benefits    Postretirement Benefits
                                                                      December 31,           December 31,
                                                                   -----------------   -----------------------
                                                                    2001      2002         2001      2002
                                                                   -------   -------      -------   -------
Change in Benefit Obligation:
    Benefit Obligation at Prior Measurement Date ...............   $57,604   $64,337      $11,333   $12,496
    Service Cost ...............................................     1,135       608          125       150
    Interest Cost ..............................................     4,590     4,211          803       947
    Actuarial Loss (Gain) ......................................     1,961    (8,559)       1,311    10,397
    Foreign Currency Translation ...............................    (2,408)     (779)        (475)     (151)
    Benefits Paid ..............................................    (3,842)   (3,966)        (601)     (608)
    Curtailment Loss ...........................................        --     4,376           --        --
    Plan Amendment .............................................        --        --           --    (3,494)
    Settlement Loss (Gain) .....................................     5,297    (3,506)          --        --
                                                                   -------   -------      -------   -------
    Benefit Obligation at Measurement Date .....................   $64,337   $56,722      $12,496   $19,737
                                                                   =======   =======      =======   =======

                                                                                                 Other
                                                                    Pension Benefits     Postretirement Benefits
                                                                       December 31,             December 31,
                                                                   ------------------    -----------------------
                                                                     2001      2002           2001       2002
                                                                   -------   --------       --------   --------
Change in Plan Assets:
   Fair Value of Assets at Prior Measurement Date .............    $68,718   $62,977        $     --   $     --
   Actual Return on Plan Assets ...............................     (3,221)   (2,675)             --         --
   Employer Contributions .....................................      4,182     2,486             601        608
   Foreign Currency Translation ...............................     (2,860)     (762)             --         --
   Settlements ................................................         --    (3,980)             --         --
   Benefits Paid ..............................................     (3,842)   (3,966)           (601)      (608)
                                                                   -------   -------        --------   --------
   Fair Value of Assets at Measurement Date ...................    $62,977   $54,080        $     --   $     --
                                                                   =======   =======        ========   ========

Reconciliation of Funded Status:
   Funded Status ..............................................    $(1,360)  $(2,690)       $(12,496)  $(19,737)
   Unrecognized Net Prior Service Cost ........................         30        --              --     (3,420)
   Loss .......................................................     13,274    15,701             908     11,204
                                                                   -------   -------        --------   --------
   Net Amount Recognized ......................................    $11,944   $13,011        $(11,588)  $(11,953)
                                                                   =======   =======        ========   ========

                         THE GENERAL CHEMICAL GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    (Dollars in thousands, except share data)

     The assumptions used in accounting for the plans were as follows:

                                                             2000    2001  2002
                                                            -----   -----  ----
Discount rate.............................................  7 1/2%  7 1/4%   7%
Long-term rate of return on assets........................      9%      9%   8%
Average rate of increase in employee compensation.........  5 1/4%  5 1/4%   4%

     The assumption used in accounting for the non-pension postretirement plans was a health care cost trend rate ranging from 6.3 percent in 2003 (decreasing to 3.9 percent in 2010 and beyond) to 10 percent in 2003 (decreasing to 5 percent in 2011 and beyond). A one percent increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $5,631 at year-end 2002 and the net periodic cost by $448 for the year. A one percent decrease in the health care trend rate would decrease the accumulated postretirement benefit obligation by $4,313 at year-end 2002 and the net periodic cost by $355 for the year.

     The dates used to measure plan assets and liabilities were October 31, 2001 and 2002 for all plans. Pension plan assets are invested primarily in stocks, bonds, short-term securities and cash equivalents.

Note 7 -- Commitments and Contingencies

     Future minimum rental payments for operating leases (primarily for transportation equipment, mining equipment, offices and warehouses) having initial or remaining noncancellable lease terms in excess of one year as of December 31, 2002 are as follows:

Years Ending December 31,
-------------------------
2003..................................................................   $10,851
2004..................................................................     9,555
2005..................................................................     8,299
2006..................................................................     6,794
2007 .................................................................     5,007
Thereafter............................................................     9,022

     Rental expense for the years ended December 31, 2000, 2001 and 2002 was $11,096, $10,034 and $9,421, respectively.

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

                         THE GENERAL CHEMICAL GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                    (Dollars in thousands, except share data)

     On March 13, 2000, the Company's Canadian subsidiary received a letter from Environment Canada ("EC"). The letter informed the Company that it faces an alleged violation of the Canadian Fisheries Act, R.S.C., as amended, with respect to effluent discharges at its Amherstburg, Ontario facility. According to EC, the Company's chloride level of its effluent discharged to the Detroit River exceeded permitted levels. The idling of the Amherstburg synthetic soda ash production in April 2001 has improved the quality of the effluent such that it complies with the Canadian Fisheries Act requirements as of August 2001. For principally this reason, EC notified the Company on June 12, 2002 that it was closing its investigation into this matter. Because of the foregoing, the Company does not believe that any additional expenses and/or capital expenditures will be incurred in connection with this matter which would be material to the Company's results of operations and/or financial condition.

     GenTek provides the Company with management information services, and subleases to it office space in Parsippany, New Jersey used as its operations headquarters, pursuant to agreements entered into at the Spinoff. On October 11, 2002, GenTek filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. If GenTek becomes unable to meet its obligations under these agreements, the Company would have to obtain our management information services and office space from third parties. The Company is developing a contingency plan in the event GenTek terminates these agreements. No assurances can be given as to the timely and cost effective replacement of management information services.

Note 8 -- Additional Financial Information

     The following are summaries of selected balance sheet items:

RECEIVABLES

                                                                 December 31,
                                                              -----------------
                                                                2001      2002
                                                              -------   -------
Trade .....................................................   $44,014   $44,556
Other .....................................................     6,598     6,953
Allowance for doubtful accounts ...........................    (1,996)   (2,117)
                                                              -------   -------
                                                              $48,616   $49,392
                                                              =======   =======

INVENTORIES

                                                                 December 31,
                                                              -----------------
                                                                2001      2002
                                                              -------   -------
Raw materials .............................................   $ 1,302   $ 1,172
Work in process ...........................................     3,448     3,134
Finished products .........................................    14,110    16,830
Supplies and containers ...................................     6,953     7,112
                                                              -------   -------
                                                              $25,813   $28,248
                                                              =======   =======

     Inventories valued at LIFO amounte d to $2,621 and $2,901 at December 31, 2001 and 2002, respectively, which were below estimated replacement cost by $4,099 and $5,043 respectively. The impact of LIFO liquidations in 2001 and 2002 was not significant.

PROPERTY, PLANT AND EQUIPMENT

                                                               December 31,
                                                          ---------------------
                                                             2001        2002
                                                          ---------   ---------
Land and improvements..................................   $  24,534   $  24,908
Buildings and leasehold improvements...................      16,650      15,357
Machinery and equipment................................     217,641     216,874
Construction-in-progress...............................       1,431       3,461
Mines and quarries.....................................      16,647      16,658
                                                          ---------   ---------
                                                            276,903     277,258
Less accumulated depreciation and amortization.........    (176,538)   (186,196)
                                                          ---------   ---------
                                                          $ 100,365   $  91,062
                                                          =========   =========

                         THE GENERAL CHEMICAL GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                    (Dollars in thousands, except share data)

ACCRUED LIABILITIES

                                                                December 31,
                                                             -----------------
                                                               2001      2002
                                                             -------   -------
Restructuring reserves....................................   $ 4,172   $ 3,169
Wages, salaries and benefits..............................     9,011     9,754
Taxes, other than income taxes............................     6,773     6,526
Other.....................................................    10,399     9,817
                                                             -------   -------
                                                             $30,355   $29,266
                                                             =======   =======

Note 9 - Sale of Assets

     In the third quarter of 2000, the Company sold a quarry at its Amherstburg, Ontario, Canada location for $8,080, resulting in a pretax gain of $7,671.

Note 10 - Restructurings

     In the fourth quarter of 2000, the Company recorded a pretax restructuring charge, including related asset writedowns and workforce reductions, of $59.8 million or $28.40 per diluted common share. The restructuring involved the idling of the Company's synthetic soda ash production capacity in Amherstburg, Ontario, Canada which resulted in the writedown of long-lived assets and workforce reductions of approximately 250 hourly and salaried employees. The Company idled this capacity because it requires substantially more resources - principally costly natural gas and necessary capital improvements - for the Company to manufacture synthetic soda ash at Amherstburg than to manufacture natural soda ash at its production facility in Green River, Wyoming. The Company has shifted production from its relatively high-cost synthetic soda ash facility in Amherstburg to its lower-cost natural soda ash facility in Green River, thereby eliminating cash operating losses incurred in operating the Amherstburg facility and reducing its exposure to fluctuations in energy prices.

     In the second quarter of 2001, this Company provided for additional pretax restructuring charges of $1.7 million or $0.55 per diluted common share for revised actuarial estimates of employee termination benefits.

     The cash and noncash elements of the restructuring charge approximate $16.3 million and $45.2 million, respectively. The components of the restructuring reserve were as follows:

                                                     Balance at                                    Balance at
                                                 December 31, 2000   Utilized Cash   Noncash   December 31, 2001
                                                 -----------------   -------------   -------   -----------------
Employee severance and termination benefits ..        $ 8,598            $5,044       $2,470        $1,084
Site preparation costs .......................          4,641             2,858           --         1,783
Other (1) ....................................          2,872             1,137          430         1,305
                                                      -------            ------       ------        ------
                                                      $16,111            $9,039       $2,900        $4,172
                                                      =======            ======       ======        ======

                                                     Balance at                                    Balance at
                                                 December 31, 2001   Utilized Cash   Noncash   December 31, 2002
                                                 -----------------   -------------   -------   -----------------
Employee severance and termination benefits...        $ 1,084            $   59       $1,025        $   --
Site preparation costs........................          1,783               687           --         1,096
Other (1).....................................          1,305                 2          318           985
                                                      -------            ------       ------        ------
                                                      $ 4,172            $  748       $1,343        $2,081
                                                      =======            ======       ======        ======

(1)  Primarily includes contract termination fees and environmental compliance.

     In the fourth quarter of 2002, the Company recorded a pretax restructuring charge, including related asset writedowns and workforce reductions, of $7.7 million or $1.97 per diluted common share. The restructuring involved the closing of the Company's calcium chloride production capacity in Manistee, Michigan which resulted in the writedown of long-lived assets and workforce reductions of approximately 40 hourly and salaried employees. The Company plans to consolidate its North American production of calcium chloride to its Amherstburg, Ontario production facility. This operations consolidation is intended to improve operating efficiencies, logistics and utilization of capital. It is expected that the restructuring actions will be substantially completed by September 30, 2003.

                         THE GENERAL CHEMICAL GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                    (Dollars in thousands, except share data)

                                                                                                  Balance at
                                                 Original Accrual   Utilized Cash   Noncash   December 31, 2002
                                                 ----------------   -------------   -------   -----------------
Writedown of long-lived assets................        $6,233            $ --         $6,233          $   --
Employee severance and termination benefits...           584              21             --             563
Site preparation costs........................           440               6             --             434
Other (1).....................................           443             103            249              91
                                                      ------            ----         ------          ------
                                                      $7,700            $130         $6,482          $1,088
                                                      ======            ====         ======          ======

(1) Primarily includes writedowns of inventories, contract termination fees and environmental compliance.

Note 11 -- Related Party Transactions

Management Agreement

     The Company is party to a management agreement with Latona Associates Inc. (which is controlled by a stockholder of the Company) under which the Company receives corporate supervisory, management and administrative services and strategic guidance for a quarterly fee. This management fee was $1,595, $1,621 and $1,672 in 2000, 2001 and 2002, respectively.

Other Transactions

     In connection with the Spinoff of GenTek from the Company in April 1999, GenTek agreed to provide the Company with certain management information services and to sublease to the Company the office space in Parsippany, New Jersey used as its operations headquarters. For the years ended December 31, 2000, 2001 and 2002, the Company paid GenTek $1,692, $1,355, and $1,379 for these services and office space.

     The Company supplies soda ash and calcium chloride to GenTek. For the years ended December 31, 2000, 2001 and 2002, sales to GenTek amounted to $4,389, $4,036 and $2,794, respectively.

Note 12 -- Long-Term Debt

     Long-term debt consists of the following:

                                                                              December 31,
                                                                          -------------------
                                                           Maturities       2001       2002
                                                         --------------   --------   --------
$70 Million Revolving Credit Facility-floating rate...   April 30, 2004   $ 46,487   $ 44,394
Senior Subordinated Notes -- 10 5/8%..................   April 30, 2009    100,000    100,000
                                                                          --------   --------
Total Debt............................................                     146,487    144,394
   Less: Current Portion..............................                          --         --
                                                                          --------   --------
Net Long-Term Debt....................................                    $146,487   $144,394
                                                                          ========   ========

     On April 30, 1999, in connection with the Spinoff, the Company's subsidiary, GCIP, and GCIP's Canadian subsidiary, General Chemical Canada Ltd., entered into an $85,000 revolving credit facility ("Credit Facility") with certain lenders party thereto; The Chase Manhattan Bank, as Administrative Agent, The Chase Manhattan Bank of Canada, as Canadian Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, and The First National Bank of Chicago as Documentation Agent. Of this amount, up to $60,000 is available for borrowing by the Canadian subsidiary. The Company applied the proceeds of its initial borrowing under the Credit Facility and a portion of the proceeds of the offering of its Senior Subordinated Notes to repay approximately $127 million of pre-Spinoff debt. On November 9, 1999, GCIP completed an exchange offer pursuant to which all of GCIP's unregistered 10 5/8% Senior Subordinated Notes due 2009 (issued on April 30, 1999) were exchanged for registered 10 5/8% Senior Subordinated Notes due 2009 ("Subordinated Notes") that are identical to the terms of the unregistered notes. The Securities and Exchange Commission declared effective GCIP's Registration Statement on Form S-4 with respect to such registered notes on October 6, 1999. In addition, on April 30, 1999, GCIP issued and sold $100,000 aggregate principal amount of 10 5/8% Senior Subordinated Notes due 2009.

                         THE GENERAL CHEMICAL GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    (Dollars in thousands, except share data)

     The Subordinated Notes are unsecured while the Credit Facility is secured by 100 percent of the capital stock of GCIP, 100 percent of the owned capital stock of, and guarantees from, the direct and indirect domestic subsidiaries of the Company, and substantially all of the other assets of the Company. In addition, the portion of the Credit Facility available to the Company's Canadian subsidiary is secured by substantially all of the assets of the Company's Canadian subsidiary. The Subordinated Notes and the Credit Facility contain certain covenants with respect to additional indebtedness, preferred stock issued by subsidiaries, restricted payments, transactions with affiliates, liens, dividends and other payment instructions affecting subsidiaries, consolidations, mergers, the sale of assets and financial tests. Prior to the Spinoff, the Company paid a regular quarterly cash dividend to holders of its Common Stock. The Company has not paid dividends since the Spinoff and does not expect to pay cash dividends in the foreseeable future.

     On March 7, 2001, the Company and its lenders entered into an amendment to the Credit Facility, which provided for more flexible financial covenants for 2001 and 2002 and more restrictive covenants regarding restricted payments, investments, incurrence of indebtedness, capital expenditures, sale of assets and related matters. While the Company was in compliance with the amended financial and other covenants contained in the Credit Facility through December 31, 2002, the amendments to the financial covenants expired on that date. The Company anticipates that it will not be able to meet the financial covenants that will be calculated in respect of the Company's financial results for the quarter ending March 31, 2003, which failure will constitute an event of default under the Credit Facility. As a result of the foregoing, the Company's Independent Auditors' Report for the fiscal year ended December 31, 2002 contains an explanatory paragraph regarding the Company's ability to continue as a going concern. The inability of the Company to deliver to its senior lenders an Independent Auditors' Report that does not contain such a paragraph will itself constitute an event of default under the Company's Credit Facility. The occurrence of an event of default under our Credit Facility would give our senior lenders the right, among other things, to declare all amounts outstanding under the Credit Facility to be immediately due and payable, together with accrued and unpaid interest. In addition, if an event of default occurs, our senior lenders would have the right to block payments of any principal or interest obligation related to our Subordinated Notes or the purchase or redemption of such obligations. In accordance with the Forbearance and Amendment Agreement described below, we do not intend to make the interest payment on the Subordinated Notes that will come due on May 1, 2003. On May 31, 2003, the 30 day grace period with respect to payment defaults on the Subordinated Notes will expire and the failure to make the May 1, 2003 interest payment by such date would constitute an event of default under the Subordinated Notes, following which the holders of the Subordinated Notes may accelerate the amounts due under the related Indenture.

     On March 25, 2003, we entered into a Forbearance and Amendment Agreement with the lenders under our Credit Facility, pursuant to which such lenders have agreed not to exercise any remedies for the existing defaults through July 30, 2003 to allow the Company time to pursue a restructuring of its existing indebtedness. During the forbearance period the Company has agreed to restrict its ability to incur additional liens, make payments on account of indebtedness other than indebtedness under the Credit Facility or currently scheduled payments, make any direct or indirect payment on or in respect of the Subordinated Notes, or request Eurodollar loans with an interest period of longer than two months. In addition, the Company has agreed to permanently reduce the total commitments available under our Credit
Facility to $70 million and to reduce the total commitments during the forbearance period to the lesser of (i) $60 million or (ii) 115% of the projected usage under the Credit Facility for such day according to a fixed schedule. We are also required under the Forbearance and Amendment Agreement to meet certain milestones in the progress of our restructuring efforts.

     The Company intends to negotiate a restructuring of its indebtedness with its senior lenders and representatives of the holders of the Subordinated Notes over the next several months. However, there is no assurance that the Company will be successful in reaching an agreement with its various lenders on a restructuring plan. If the senior lenders were to accelerate maturity of amounts due under the Credit Facility, or if the holders of the Subordinated Notes were to accelerate the amounts due under the Indenture, the Company would not have sufficient funds to repay its outstanding debt, and the Company would have to explore other strategic alternatives, including a sale of assets, obtaining alternative sources of funding or other restructuring alternatives. These conditions, together with the Company's net loss in fiscal 2002, raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of this uncertainty.

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

Note 13 -- Stock Option Plan and Restricted Unit Plan

     The Company's 1996 Stock Option and Incentive Plan (the "1996 Plan") provides for the issuance of up to 220,000 shares of Common Stock. The 1996 Plan authorizes the granting of incentive and nonqualified stock options, stock appreciation rights, restricted and unrestricted stock and performance share awards to executives, directors and other key persons. Any incentive stock options granted under the 1996 Plan must have an exercise price at least equal to the market value of the shares on the day the option is granted and a maximum term of 10 years.

     The Company's 2000 Long-Term Incentive Plan (the "2000 Plan") provides for the issuance of up to 200,000 shares of Common Stock. The 2000 Plan authorizes the granting of incentive stock options and non-qualified stock options to officers, employees, directors and other key persons. Any incentive stock options granted under the 2000 Plan must have an exercise price at least equal to the market value of the shares on the day the option is granted and a maximum term of 10 years.

     Information with respect to all stock options is summarized below:

                                                2000                       2001                       2002
                                      ------------------------   ------------------------   ------------------------
                                                   Weighted                   Weighted                   Weighted
                                                   Average                    Average                    Average
                                      Shares    Exercise Price   Shares    Exercise Price    Shares   Exercise Price
                                      -------   --------------   -------   --------------   -------   --------------
Outstanding at beginning at year...   194,380       $45.65       236,270       $40.50       230,396       $38.44
Options Granted....................    46,200        18.51        15,000         2.40            --           --
Options Exercised..................        --           --            --           --            --           --
Options Cancelled..................     4,310        37.40        20,874        35.82        10,660        23.59
                                      -------                    -------                    -------
Outstanding at end of  year........   236,270       $40.50       230,396       $38.44       219,736       $39.16
                                      =======                    =======                    =======

     The following table summarizes information about stock options outstanding at December 31, 2002:

                                                     Outstanding                            Exercisable
                                      ---------------------------------------------   --------------------------
                                                  Weighted Average
                                                      Remaining         Weighted                     Weighted
                                      Number of      Contractual        Average       Number of      Average
 Range of Exercise Prices              Options          Life         Exercise Price    Options    Exercise Price
-------------------------             ---------   ----------------   --------------   ---------   --------------
$0.00 - $8.99......................     15,000          8.75              2.40          15,000         2.40
$9.00 - $23.99.....................     33,440          7.16             20.06          20,360        20.09
$24.00 - $38.99....................     17,750          6.29             33.03          17,750        33.03
$39.00 - $53.99....................    119,896          3.67             43.98          83,896        43.96
$54.00 - $68.99....................     33,650          5.03             60.57          32,650        60.66

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

                         THE GENERAL CHEMICAL GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                    (Dollars in thousands, except share data)

Note 14 -- Financial Instruments

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments are as follows:

                                December 31, 2001              December 31, 2002
                           ----------------------------   ----------------------------
                           Carrying Amount   Fair Value   Carrying Amount   Fair Value
                           ---------------   ----------   ---------------   ----------
Long-term debt..........      $146,487        $121,487       $144,394        $105,394

     The fair values of cash and cash equivalents, receivables and payables approximate their carrying values due to the short-term nature of the instruments.

     The fair value of the Company's long-term debt was based on quoted market prices for publicly traded notes and discounted cash flow analyses on its nontraded debt.

     The Company periodically enters into interest rate swap agreements to effectively convert a portion of its floating-rate to fixed-rate debt in order to reduce the Company's exposure to movements in interest rates and achieve a desired proportion of variable versus fixed-rate debt, in accordance with the Company's policy. Such agreements involve the exchange of fixed and floating interest rate payments over the life of the agreement without the exchange of the underlying principal amounts. Swap agreements are only entered into with strong creditworthy counterparties. All swap agreements have been designated as cash flow hedges, and all are 100 percent effective. As a result, there is no impact to earnings due to hedge ineffectiveness. The fair value of the swap agreement approximates its carrying value at December 31, 2002. The swap agreement in effect was as follows:

                                                             Interest Rate
                                                             -------------
                             Notional Amount   Maturities    Receive   Pay
                             ---------------   -----------   -------   ----
December 31, 2002                $8,793        April, 2004    2.80     3.42

Note 15 -- Geographic Information

     Information regarding geographic areas at December 31, and for each of the years then ended is as follows:

                                                                                           Long-Lived
                               Net Revenues               Operating Profit (Loss)           Assets(4)
                      ------------------------------   ----------------------------   --------------------
                        2000       2001       2002       2000      2001       2002      2001        2002
                      --------   --------   --------   --------   -------   -------   --------    --------
United States(1)...   $223,880   $231,661   $233,973   $ 17,644   $11,757   $21,253   $ 95,633    $ 83,070
Foreign(2).........    107,315    103,127     92,744    (63,996)     (315)   (1,826)    20,564      24,510
Elimination(3).....    (34,673)   (48,732)   (48,827)        --        --        --         --          --
                      --------   --------   --------   --------   -------   -------   --------    --------
                      $296,522   $286,056   $277,890   $(46,352)  $11,442   $19,427   $116,197    $107,580
                      ========   ========   ========   ========   =======   =======   ========    ========

----------
(1) Includes export sales of $70,020, $72,748 and $72,344 for the years ended December 31, 2000, 2001 and 2002, respectively.

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

                         THE GENERAL CHEMICAL GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                    (Dollars in thousands, except share data)

Note 16 - Segment Information

     Industry segment information is summarized as follows:

                                                   2000       2001       2002
                                                 --------   --------   --------
Net revenues:
   Soda Ash...................................   $237,799   $227,582   $221,620
   Calcium Chloride...........................     58,723     58,474     56,270
                                                 --------   --------   --------
      Total ..................................   $296,522   $286,056   $277,890
                                                 ========   ========   ========

Income (loss) before income taxes:
   Soda Ash...................................   $(59,700)  $  5,254   $ 14,779
   Calcium Chloride...........................      6,189      1,067     (7,203)
                                                 --------   --------   --------
      Subtotal................................    (53,511)     6,321      7,576

Eliminations and other
   Corporate expenses.........................    (11,315)   (17,550)   (15,910)
                                                 --------   --------   --------
      Total................................ ..   $(64,826)  $(11,229)  $ (8,334)
                                                 ========   ========   ========

     Income (loss) before income taxes for the calcium chloride segment include a restructuring charge of $7,700 recorded in the fourth quarter of 2002. Income (loss) before income taxes for the soda ash segment includes a restructuring charge of $1,721 recorded in the second quarter of 2001. Income
(loss) before income taxes for the soda ash segment includes a restructuring charge of $59,802 recorded in the fourth quarter of 2000. Income (loss) before income taxes for elimination and other corporate expenses includes a gain on sale of assets of $7,671 recorded in the third quarter of 2000.

Capital Expenditures:

                                                    2000       2001       2002
                                                  --------   --------   --------
Soda Ash.......................................   $ 14,360   $  4,347   $  2,958
Calcium Chloride...............................      6,102      3,648      4,895
Elimination and other corporate expenses.......        374        441         36
                                                  --------   --------   --------
                                                  $ 20,836   $  8,436   $  7,889
                                                  ========   ========   ========

Depreciation & Amortization:
Soda Ash.......................................   $ 17,006   $ 14,605   $  9,180
Calcium Chloride...............................        948      1,169      1,521
Elimination and other corporate expenses.......      1,194      1,310        908
                                                  --------   --------   --------
                                                  $ 19,148   $ 17,084   $ 11,609
                                                  ========   ========   ========

                         THE GENERAL CHEMICAL GROUP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Concluded)
                    (Dollars in thousands, except share data)

Note 17 -- Unaudited Quarterly Information

                                                            2001
                                       -----------------------------------------------
                                        First    Second     Third    Fourth       Year
                                       -------   -------   -------   -------   --------
Net revenues .......................   $65,326   $79,369   $73,201   $68,160   $286,056
Gross profit .......................       842    10,050     7,669    11,504     30,065
Net loss ...........................    (8,147)   (1,084)   (1,969)     (327)   (11,527)
Loss per common share:
   Basic ...........................     (3.85)     (.34)     (.53)     (.09)     (3.70)
   Diluted .........................     (3.85)     (.34)     (.53)     (.09)     (3.70)

                                                            2002
                                       ------------------------------------------------
                                        First    Second     Third    Fourth      Year
                                       -------   -------   -------   -------   --------
Net revenues .......................   $57,377   $73,830   $71,327   $75,356   $277,890
Gross profit .......................     8,257    10,955    12,885    10,879     42,976
Net income (loss) ..................    (1,787)    1,224       766    (8,567)    (8,364)
Earnings (loss) per common share:
   Basic ...........................     (0.46)     0.31      0.20     (2.19)     (2.14)
   Diluted .........................     (0.46)     0.31      0.19     (2.19)     (2.14)

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Directors. For information relating to the Company's Directors, see the information under the caption "Nomination and Election of Directors" in the Company's definitive 2002 Proxy Statement (the "Proxy Statement"), which is hereby incorporated by reference.

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

Item 14. Controls and Procedures

     The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

     Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the principal executive officer and principal financial officer of The General Chemical Group Inc. have concluded that The General Chemical Group Inc.'s disclosure controls and procedures (as defined in Rules 13a-14[c] and 15d-14[c] under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by The General Chemical Group Inc in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

     There were no significant changes in The General Chemical Group Inc.'s internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 10-K.

Exhibit
  No.       Description
-------     -----------
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

 **10.22 -- Tax Sharing Agreement between The General Chemical Group Inc. and
            GenTek Inc.

 **10.23 -- Sublease Agreement between General Chemical Industrial Products
            Inc and General Chemical Corporation.

 **10.24 -- Transition Support Agreement between The General Chemical Group
            Inc. and GenTek Inc.

***10.25 -- Forbearance and Amendment Agreement, dated as of March 25, 2003, to the Credit Agreement referred to in Exhibit 10.18

Exhibit
   No.      Description                                                     Page
-------     -----------                                                     ----
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

***    Filed Herewith.

'D' Incorporated by reference to the relevant exhibit to General Chemical Corporation's Registration Statement filed with the SEC on August 11, 1993, File No. 33-64824.

'D''D' Incorporated by reference to the relevant exhibit to General Chemical
       Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed with the SEC.

Financial Statements

     See Item 8, beginning on page 19.

Financial Statement Schedules

     See Index to Financial Statement Schedules on page 46.

Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hampton, State of New Hampshire on the 31st day of March 2003.

                                           THE GENERAL CHEMICAL GROUP INC.


                                              By:  /s/ DAVID S. GRAZIOSI
                                                   -----------------------------
                                                   David S. Graziosi
                                                   Vice President and Chief
                                                   Financial Officer
                                                   March 31, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

     Signature                           Capacity                                       Date
     ---------                           --------                                       ----


/s/ PAUL M. MONTRONE                Chairman of the Board and Director             March 31, 2003
---------------------------------
(Paul M. Montrone)


/s/ JOHN M. KEHOE, JR.              President, Chief Executive Officer             March 31, 2003
---------------------------------   (Principal Executive Officer) and
(John M. Kehoe, Jr.)                Director


/s/ DAVID S. GRAZIOSI               Vice President and Chief Financial Officer     March 31, 2003
---------------------------------   (Principal Financial and Accounting Officer)
(David S. Graziosi)


/s/ PAUL M. MEISTER                 Director                                       March 31, 2003
---------------------------------
(Paul M. Meister)


/s/ PHILIP E. BEEKMAN               Director                                       March 31, 2003
---------------------------------
(Philip E. Beekman)


/s/ GERALD J. LEWIS                 Director                                       March 31, 2003
---------------------------------
(Gerald J. Lewis)


/s/ JOSEPH M. VOLPE                 Director                                       March 31, 2003
---------------------------------
(Joseph M. Volpe)

                         THE GENERAL CHEMICAL GROUP INC.
                     INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II -- Valuation and Qualifying Accounts................................

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

                                                                     SCHEDULE II

                         THE GENERAL CHEMICAL GROUP INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                                                                                 Translation
                                                          Balance at    Additions   Deductions   Adjustment    Balance at
                                                           Beginning   Charged to      from        During        End of
                                                          of Period      Income      Reserves      Period        Period
                                                          ----------   ----------   ----------   -----------   -----------
                                                                                    (In thousands)
Year ended December 31, 2000
   Allowance for doubtful accounts.....................     $2,679        $397        $(526)        $(15)        $2,535
Year ended December 31, 2001
   Allowance for doubtful accounts.....................     $2,535        $202        $(713)        $(28)        $1,996
Year ended December 31, 2002
   Allowance for doubtful accounts.....................     $1,996        $651        $(533)        $  3         $2,117

                                  EXHIBIT INDEX


Exhibit
  No.          Description                                                            Page
-------        -----------                                                            ----
*3.1        -- Amended and Restated Certificate of Incorporation of the Company....

*3.2        -- Amended and Restated By-Laws of the Company.........................

*4.1        -- Specimen Certificate for shares of Common Stock, $.01 par value, of the Company.........................................................

*10.1       -- Agreement dated as of March 15, 1996 between Paul M. Montrone and the Company.........................................................

'D'10.4     -- Restated Environmental Matters Agreement among Allied-Signal,
               Henley, The Wheelabrator Group Inc., New Hampshire Oak, Inc., and
               Fisher Scientific Group Inc., dated as of February 26, 1986, as amended and restated as of July 28, 1989............................

'D'10.5     -- Second Amended and Restated Partnership Agreement of GCSAP dated
               June 30, 1992, among General Chemical, The Andover Group, Inc., and TOSOH Wyoming, Inc..............................................

'D'10.6     -- Amended and Restated Parent Guaranty and Transfer Agreement dated
               June 30, 1992, among New Hampshire Oak, Inc., ACI International
               Limited and TOSOH America, Inc......................................

*10.7       -- The General Chemical Group Inc. Deferred Compensation Plan for
               Non-Employee Directors..............................................

*10.8       -- The General Chemical Group Inc. Retirement Plan for Non-Employee
               Directors...........................................................

*10.9       -- The General Chemical Group Inc. Restricted Unit Plan for
               Non-Employee Directors..............................................

*10.10      -- The General Chemical Group Inc. 1996 Stock Option and Incentive
               Plan................................................................

*10.11      -- The General Chemical Group Inc. Performance Plan....................

*10.12      -- The General Chemical Group Inc. Restricted Unit Plan................

'D''D'10.13 -- First Amendment to General Chemical Corporation Equity Program,
               effective as of October 1,1993......................................

*10.14      -- General Chemical Group Dividend Award Program, as amended
               December 15, 1995, effective as of October 1, 1993..................

*10.15      -- General Chemical Corporation Supplemental Savings and Retirement
               Plan................................................................

**10.16     -- Employee Benefits Agreement among The General Chemical Group Inc., and GenTek Inc......................................................

**10.17     -- Intellectual Property Agreement among General Chemical Industrial
               Products Inc., General Chemical Corporation, GenTek, Inc. and The
               General Chemical Group Inc..........................................

**10.18     -- Credit Agreement, dated as of April 30, 1999, among General
               Chemical Industrial Products Inc., and General Chemical Canada
               Ltd. as Borrowers, the several Lenders from time to time parties thereto, The Chase Manhattan Bank, as Administrative Agent, The
               Chase Manhattan Bank of Canada, as Canadian Administrative Agent,
               The Bank of Nova Scotia, as Syndication Agent, and The First
               National Bank of Chicago as Documentation Agent.....................

10.19       -- First Amendment, dated as of March 7, 2001, to the Credit Agreement referred to in Exhibit 10.18.

**10.20     -- Guarantee and Collateral Agreement, dated as of April 30, 1999, made by General Chemical Industrial Products Inc., and certain of its subsidiaries in favor of the Chase Manhattan Bank, as
               Collateral Agent. Incorporated by reference to the relevant exhibit to the GCG First Quarter 1999 10-Q..........................

**10.21     -- Amended and Restated Management Agreement between Latona
               Associates Inc. and The General Chemical Group Inc. Incorporated
               by reference to the relevant exhibit to The General Chemical
               Group Inc.'s 10-Q for the three months ended June 30, 1999 with the Securities and Exchange Commission on August 16, 1999 (the
               "GCG Second Quarter 10-Q")..........................................

**10.22     -- Tax Sharing Agreement between The General Chemical Group Inc. and
               GenTek Inc..........................................................

**10.23     -- Sublease Agreement between General Chemical Industrial Products Inc and General Chemical Corporation....................................

**10.24     -- Transition Support Agreement between The General Chemical Group Inc.
               and GenTek Inc......................................................

***10.25    -- Forbearance  and Amendment  Agreement,  dated March 25, 2003, to the
               Credit  Agreement  referred to Exhibit 10.18.......................

Exhibit
  No.       Description                                                     Page
-------     -----------                                                     ----
11       -- Statement regarding computation of per share earnings

** 22    -- Subsidiaries of the Company

* Incorporated by reference to the relevant exhibit to the Company's Registration Statement filed with the Securities and Exchange Commission (the "SEC") on May 3, 1996, File No. 33-83766.

** Incorporated by reference to the relevant exhibit to the Registration Statement on Form S-4 of General Chemical Industrial Products Inc. filed with the SEC on September 30, 1999, File No. 333-81469.

***    Filed Herewith.

'D' Incorporated by reference to the relevant exhibit to General Chemical Corporation's Registration Statement filed with the SEC on August 11, 1993, File No. 33-64824.

'D''D' Incorporated by reference to the relevant exhibit to General Chemical
       Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed with the SEC.

                                  CERTIFICATION

I, John M. Kehoe, Jr., certify that:

     1. I have reviewed this annual report on Form 10-K of The General Chemical Group Inc. ("Registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Registrant as of, and for, the periods presented in this annual report;

     4. Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

     5. Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect Registrant's ability to record, process, summarize and report financial data and have identified for Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in Registrant's internal controls; and

     6. Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     /s/ JOHN M. KEHOE, JR.
                                     -------------------------------------------
                                     John M. Kehoe, Jr.
                                     President, Chief Executive Officer
                                     (Principal Executive Officer) and Director

March 31, 2003

                                  CERTIFICATION

I, David S. Graziosi, certify that:

     1. I have reviewed this annual report on Form 10-K of The General Chemical Group Inc. ("Registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Registrant as of, and for, the periods presented in this annual report;

     4. Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

     5. Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect Registrant's ability to record, process, summarize and report financial data and have identified for Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in Registrant's internal controls; and

     6. Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     /s/ DAVID S. GRAZIOSI
                                     -------------------------------------------
                                     David S. Graziosi
                                     Vice President and Chief Financial Officer

March 31, 2003

                          STATEMENT OF DIFFERENCES

The section symbol shall be expressed as....................       'SS'
The dagger symbol shall be expressed as.....................        'D'
The double dagger symbol shall be expressed as..............       'DD'