Form 10-Q
period 2003-06-30
GENERAL CHEMICAL GROUP INC
filed 2003-08-14
CIK 929697

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X] No [_]

The number of shares of Common Stock outstanding at August 1, 2003 was 3,111,910.

The number of shares of Class B Common Stock outstanding at August 1, 2003 was 617,725.

================================================================================

                         THE GENERAL CHEMICAL GROUP INC.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED JUNE 30, 2003

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

      Consolidated Statements of Operations - Three and Six Months
         Ended June 30, 2002 and 2003................................       1

      Consolidated Balance Sheets - December 31, 2002 and
         June 30, 2003...............................................       2

      Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 2002 and 2003................................       3

      Notes to Consolidated Financial Statements.....................      4-8

   Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations............................     9-11

   Item 3. Qualitative and Quantitative Disclosures
      about Market Risk..............................................      11

   Item 4. Controls and Procedures...................................      11

PART II. OTHER INFORMATION

   Item 3. Defaults Upon Senior Securities...........................     11-12

   Item 4. Submission of Matters to a Vote of Security Holders.......      12

   Item 6. Exhibits and Reports on Form 8-K..........................      12

   SIGNATURES........................................................      13

   CERTIFICATIONS....................................................     14-17

                          Part I. Financial Information

Item 1. Financial Statements

                         THE GENERAL CHEMICAL GROUP INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                              Three Months Ended    Six Months Ended
                                                                    June 30,            June 30,
                                                              ------------------   -------------------
                                                                2002      2003       2002       2003
                                                              -------   -------    --------   --------
Net revenues ..............................................   $73,830   $77,029    $131,207   $144,435
Cost of revenues ..........................................    62,875    70,290     111,995    133,616
Selling, general and administrative expense ...............     3,807     6,049       7,759     11,196
                                                              -------   -------    --------   --------
Operating profit (loss) ...................................     7,148       690      11,453       (377)
Interest expense ..........................................     3,635     3,801       7,219      7,475
Interest income ...........................................        48        21         170         45
Other expense (income), net ...............................      (188)      439        (107)       190
                                                              -------   -------    --------   --------
Income (loss) before income taxes and minority interest ...     3,749    (3,529)      4,511     (7,997)
Minority interest .........................................     2,547     1,329       5,090      3,004
                                                              -------   -------    --------   --------
Income (loss) before income taxes .........................     1,202    (4,858)       (579)   (11,001)
Income tax provision (benefit) ............................       (22)       (3)        (16)         2
                                                              -------   -------    --------   --------
   Net income (loss) ......................................   $ 1,224   $(4,855)   $   (563)  $(11,003)
                                                              =======   =======    ========   ========

Earnings (loss) per common share:

   Basic ..................................................   $  0.31   $ (1.30)   $  (0.14)  $  (2.94)
                                                              =======   =======    ========   ========
   Diluted ................................................   $  0.31   $ (1.30)   $  (0.14)  $  (2.94)
                                                              =======   =======    ========   ========

        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                 December 31,     June 30,
                                                                                     2002           2003
                                                                                 ------------   -----------
                                                                                                (unaudited)
                                     ASSETS

Current assets:
   Cash and cash equivalents .................................................    $  13,078      $   7,534
   Receivables, net ..........................................................       49,392         57,080
   Inventories ...............................................................       28,248         18,762
   Other current assets ......................................................        5,881          3,219
                                                                                  ---------      ---------
      Total current assets ...................................................       96,599         86,595
Property, plant and equipment, net ...........................................       91,062         93,073
Other assets .................................................................       16,518         21,155
                                                                                  ---------      ---------
      Total assets ...........................................................    $ 204,179      $ 200,823
                                                                                  =========      =========

                        LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
   Accounts payable ..........................................................    $  22,680      $  23,276
   Accrued liabilities .......................................................       29,266         27,634
   Current portion of long-term debt .........................................           --        155,715
                                                                                  ---------      ---------
      Total current liabilities ..............................................       51,946        206,625
Long-term debt ...............................................................      144,394             --
Other liabilities ............................................................       86,522         91,428
                                                                                  ---------      ---------
      Total liabilities ......................................................      282,862        298,053
                                                                                  ---------      ---------
Minority interest ............................................................       33,147         31,837
                                                                                  ---------      ---------
Equity (Deficit):
   Preferred Stock, $.01 par value; authorized 1,000,000 shares; none issued
      or outstanding .........................................................           --             --
   Common Stock, $.01 par value; authorized 10,000,000 shares; issued and outstanding: 3,382,543 and  3,291,293 shares at December 31, 2002 and
      June 30, 2003, respectively ............................................           34             32
   Class B Common Stock, $.01 par value; authorized 4,000,000 shares, issued and outstanding: 700,639 and 617,725 shares at December 31, 2002 and
      June 30, 2003, respectively ............................................            7              6
   Capital deficit ...........................................................      (94,748)       (94,748)
   Accumulated other comprehensive loss ......................................       (9,443)       (15,674)
   Retained earnings .........................................................       25,572         14,569
   Treasury stock, at cost:  179,383 shares at
      December 31, 2002 and June  30, 2003, respectively .....................      (33,252)       (33,252)
                                                                                  ---------      ---------
   Total equity (deficit) ....................................................     (111,830)      (129,067)
                                                                                  ---------      ---------
      Total liabilities and equity (deficit) .................................    $ 204,179      $ 200,823
                                                                                  =========      =========

        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                             Six Months Ended
                                                                  June 30,
                                                            ------------------
                                                              2002      2003
                                                            -------   --------
Cash flows from operating activities:
   Net loss .............................................   $  (563)  $(11,003)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
      Depreciation and amortization .....................     6,138      5,462
      Increase in receivables ...........................    (7,084)    (6,485)
      Decrease in inventories ...........................        57     10,848
      Decrease in accounts payable ......................    (1,188)      (439)
      Decrease in accrued liabilities ...................    (1,767)    (2,425)
      Decrease in other liabilities and assets, net .....       619      1,394
      Decrease in minority interest .....................    (1,305)    (1,310)
                                                            -------   --------
         Net cash used by operating activities ..........    (5,093)    (3,958)
                                                            -------   --------
Cash flows from investing activities:
   Capital expenditures .................................    (3,853)    (5,107)
                                                            -------   --------
         Net cash used by investing activities ..........    (3,853)    (5,107)
                                                            -------   --------
Cash flows from financing activities:
   Borrowings under credit facility .....................     5,106      7,177
   Repayment under credit facility ......................        --     (3,653)
   Other financing activities ...........................         1         (3)
                                                            -------   --------
         Net cash provided by financing activities ......     5,107      3,521
                                                            -------   --------
Decrease in cash and cash equivalents ...................    (3,839)    (5,544)
Cash and cash equivalents at beginning of period ........    16,045     13,078
                                                            -------   --------
Cash and cash equivalents at end of period ..............   $12,206   $  7,534
                                                            =======   ========

Supplemental disclosure of cash flow information:
   Cash paid (refunded) during the period for:
      Interest ..........................................   $ 6,529   $  1,678
      Taxes .............................................    (1,219)    (3,647)

        See the accompanying notes to consolidated financial statements.

                         THE GENERAL CHEMICAL GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the three and six months ended June 30, 2003
                             (Dollars in thousands)
                                   (unaudited)

Note 1 - Basis of Presentation

     The General Chemical Group Inc. ("GCG" together with its subsidiaries, the "Company") is a leading North American supplier of soda ash and calcium chloride to a broad range of industrial and municipal customers. The primary end markets for soda ash include glass production, sodium-based chemicals, powdered detergents, water treatment and other industrial end uses. Calcium chloride is mainly used for dust control and roadbed stabilization during the summer and melting ice during the winter.

     The Company's recent financial performance has been negatively impacted by lower soda ash prices, rising energy costs and the weaker economic environment. The Company failed to make the interest payment on its Subordinated Notes that was due on May 1, 2003. In addition, since April 1, 2003 the Company has not been in compliance with certain financial and other covenants contained in its Credit Agreement, dated as of April 30, 1999 (the "Senior Credit Agreement"), among General Chemical Industrial Products, Inc., as Borrower, the banks and other financial institutions designated as lenders, JPMorgan Chase (formerly The Chase Manhattan Bank), as Administrative Agent, JPMorgan Chase of Canada (formerly The Chase Manhattan Bank of Canada), as Canadian Administrative Agent, the Bank of Nova Scotia, as Syndication Agent, and The First National Bank of Chicago, as Documentation Agent. As of June 30, 2003, the Company owed $107.2 million, including accrued and unpaid interest, in respect of its Subordinated Notes and $55.7 million under its Senior Credit Agreement, all of which obligations are classified as current. The Company has commenced discussions with its creditors with respect to the restructuring of the Company's indebtedness. The Company expects that such restructuring, if successfully concluded, will result in a reduction in the amount of the Company's indebtedness to a level that the Company believes that it can service out of its existing operations, and substantial dilution to the Company's existing equity interests. However, there can be no assurance that the Company will be able to reach agreement with its creditors on the terms of any restructuring; if no such agreement is reached, the Company would be unable to repay its outstanding indebtedness and would have to explore other alternatives. See Note 6 - Long-Term Debt for further discussion.

     The accompanying unaudited interim consolidated financial statements as of June 30, 2003 and for the three and six months ended June 30, 2003 reflect the operations of GCG and its subsidiaries. These unaudited interim financial statements have been prepared by the Company pursuant to Article 10 of the Securities and Exchange Commission's Regulation S-X. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The Company's financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K.

     In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. This statement amends SFAS 133 to clarify the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Company will adopt the provisions of the statement on its effective date and does not anticipate a material impact to its consolidated financial statements.

     On May 15, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which aims to eliminate diversity in practice by requiring that the "freestanding" financial instruments be reported as liabilities by their issuers.

                         THE GENERAL CHEMICAL GROUP INC.

                For the three and six months ended June 30, 2003
                             (Dollars in thousands)
                                   (unaudited)

     The provisions of SFAS 150, which also include a number of new disclosure requirements, are effective for instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The Company will adopt the provisions of the statement on its effective date and does not anticipate a material impact to its consolidated financial statements.

Note 2 - Comprehensive Loss

     Total comprehensive loss is comprised of net loss, foreign currency translation adjustments and the change in unrealized gains and losses on derivative instruments. Total comprehensive loss for the six months ended June 30, 2002 and 2003 was ($2,790) and ($17,234), respectively.

Note 3 - Stock Compensation and Earnings (Loss) Per Common Share

     Statement of Financial Accounting Standards, No. 123, "Accounting for Stock-Based Compensation", as amended by Statement of Financial Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", permits an entity to continue to account for employee stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees", or adopt a fair value based method of accounting for such compensation. The Company has elected to continue to account for stock-based compensation under Opinion No.
25. Accordingly no compensation expense has been recognized in connection with options granted. Had compensation expense for options granted been determined based on the fair value at the date of grant in accordance with Statement No. 123, the Company's net income (loss) and earnings (loss) per share would have been as follows:

                                                                  Three Months Ended    Six Months Ended
                                                                        June 30,           June 30,
                                                                  ------------------   -----------------
                                                                     2002      2003     2002      2003
                                                                   -------   -------   ------   --------
Net income (loss) as reported .................................     $1,224   $(4,855)  $ (563)  $(11,003)
Deduct: Total stock based employee compensation expense
   Determined under fair value based methods for all awards,
      net of related tax effects ..............................        (44)       (3)     (88)        (6)
                                                                    ------   -------   ------   --------
Pro forma net income (loss) ...................................     $1,180   $(4,858)  $ (651)  $(11,009)
                                                                    ======   =======   ======   ========
Earnings (loss) per share:
Basic and diluted - as reported................................     $ 0.31   $ (1.30)  $(0.14)  $  (2.94)
Basic and diluted - pro forma..................................     $ 0.30   $ (1.30)  $(0.17)  $  (2.94)

     The computation of basic earnings (loss) per common share is based on the weighted average number of common shares and contingently issuable shares outstanding during the period. The computation of diluted earnings (loss) per common share assumes the foregoing and, in addition, the exercise of all stock options and restricted units, using the treasury stock method.

                         THE GENERAL CHEMICAL GROUP INC.

                For the three and six months ended June 30, 2003
                             (Dollars in thousands)
                                   (unaudited)

     The components of the denominator for basic and diluted earnings (loss) per common share are reconciled as follows:

                                                     Three Months Ended      Six Months Ended
                                                          June 30,                June 30,
                                                   ---------------------   ---------------------
                                                      2002        2003        2002       2003
                                                   ---------   ---------   ---------   ---------
Basic earnings (loss) per common share:
   Weighted average common shares outstanding ..   3,911,826   3,740,724   3,893,368   3,740,724
                                                   =========   =========   =========   =========
Diluted earnings (loss) per common share:
   Weighted average common shares outstanding ..   3,911,826   3,740,724   3,893,368   3,740,724
   Options and Restricted Units ................      13,174          --          --          --
                                                   ---------   ---------   ---------   ---------
                                                   3,925,000   3,740,724   3,893,368   3,740,724
                                                   =========   =========   =========   =========

     At June 30, 2002 and 2003, options to purchase 211,796 shares and 217,196 shares of common stock, respectively, were not included in the computation of diluted earnings (loss) per common share because the exercise price was greater than the average market price of the common shares. The options, which expire during 2008, 2009 and 2010, were still outstanding at June 30, 2003. At June 30, 2002 and 2003, 26,089 and 11,089 restricted units and options were not included in the calculation of diluted earnings (loss) per common share because its inclusion would have resulted in an antidilutive effect.

Note 4 - Additional Financial Information

     The components of inventories were as follows:

                                                         December 31,   June 30,
                                                         ------------   --------
                                                             2002          2003
                                                           -------       -------
Raw materials ........................................     $ 1,172       $ 1,014
Work in process ......................................       3,134         1,635
Finished products ....................................      16,830         9,019
Supplies and containers ..............................       7,112         7,094
                                                           -------       -------
                                                           $28,248       $18,762
                                                           =======       =======

Note 5 - Restructuring

     In the fourth quarter of 2000, the Company recorded a pretax restructuring charge, including related asset writedowns and workforce reductions, of $59.8 million. In the second quarter of 2001, the Company provided for additional pretax restructuring charges of $1.7 million for revised actuarial estimates of employee termination benefits. The restructuring involved the idling of the Company's synthetic soda ash production capacity in Amherstburg, Ontario, Canada. The balance of the restructuring reserve at December 31, 2002 was $2.1 million. Spending against this reserve was $0.8 million during the six months ended June 30, 2003.

     In the fourth quarter of 2002, the Company recorded a pretax restructuring charge, including related asset writedowns and workforce reductions, of $7.7 million. The restructuring involved the closing of the Company's calcium chloride production capacity in Manistee, Michigan which resulted in the writedown of long-lived assets and workforce reductions of approximately 40 hourly and salaried employees. The balance of the restructuring reserve at December 31, 2002 was $1.1 million. Spending against this reserve was $0.5 million during the six months ended June 30, 2003.

                         THE GENERAL CHEMICAL GROUP INC.

                For the three and six months ended June 30, 2003
                             (Dollars in thousands)
                                   (unaudited)

Note 6 - Long-Term Debt

     The Company failed to make the interest payment on its Subordinated Notes that was due on May 1, 2003. In addition, since April 1, 2003 the Company has not been in compliance with certain financial and other covenants contained in its Senior Credit Agreement. As a result of such defaults, the holders of the Subordinated Notes and the lenders under the Company's Senior Credit Agreement may declare all amounts outstanding thereunder, including all accrued and unpaid interest, immediately due and payable. As of June 30, 2003, the outstanding principal amount of the Company's Subordinated Notes was $100 million, and the outstanding amount due under the Company's Senior Credit Agreement was $55.7 million, all of which is classified as current.

     On March 25, 2003, the Company entered into a Forbearance and Amendment Agreement with the lenders under its Senior Credit Agreement, pursuant to which such lenders agreed not to exercise any remedies for the existing defaults through July 30, 2003 to allow the Company time to pursue a restructuring of its existing indebtedness. On July 31, 2003, such lenders extended the forbearance agreement through September 30, 2003. During the forbearance period the Company has agreed to restrict its ability to incur additional liens, make payments on account of indebtedness other than indebtedness under the Senior Credit Agreement or currently scheduled payments, make any direct or indirect payment on or in respect of the Subordinated Notes, or request loans or advances. In addition, the Company has agreed to permanently reduce the total commitments available under its Senior Credit Agreement to $70 million and to reduce the total commitments during the forbearance period to the lesser of
(i) $60 million or (ii) 115% of the projected usage under the Senior Credit Agreement for such day according to a fixed schedule. We are also required under the Forbearance and Amendment Agreement to meet certain milestones in the progress of our restructuring efforts.

     The Company has commenced discussions with its creditors with respect to the restructuring of the Company's indebtedness. The Company expects that such restructuring, if successfully concluded, will result in a reduction in the amount of the Company's indebtedness to a level that the Company believes that it can service out of its existing operations, and substantial dilution to the Company's existing equity interests. However, there can be no assurance that the Company will be able to reach agreement with its creditors on the terms of any restructuring; if no such agreement is reached, the Company would be unable to repay its outstanding indebtedness and would have to explore other alternatives.

Note 7 - Related Party Transactions

Management Agreement

     The Company is party to a management agreement with Latona Associates Inc. (which is controlled by a stockholder of the Company) under which the Company receives corporate supervisory and administrative services and strategic guidance for a quarterly fee. This management fee was $830 and $843 for the six months ended June 30, 2002 and 2003, respectively.

Transition Support Agreement

     In connection with the spinoff of GenTek, Inc. ("GenTek") in April 1999, GenTek agreed to provide the Company with certain management information services and to sublease to the Company the office space in Parsippany, New Jersey used as its operations headquarters. For the six months ended June 30, 2002 and 2003, the Company paid GenTek $690 and $697, respectively, related to these services and office space.

                         THE GENERAL CHEMICAL GROUP INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)
                For the three and six months ended June 30, 2003
                             (Dollars in thousands)
                                   (unaudited)

Other Transactions

     GCG supplies soda ash to GenTek. For the six months ended June 30, 2002 and 2003, sales to GenTek amounted to $1,341 and $1,394, respectively.

Note 8 - Geographic Information

                            Total Revenues     Income (Loss) Before Income Taxes
                                June 30,                   June 30,
                         -------------------   ---------------------------------
                           2002       2003              2002       2003
                         --------   --------          --------   ---------
United States ........   $111,137   $113,301          $ 1,157   $ (8,845)
Foreign ..............     43,054     48,146           (1,736)    (2,156)
Elimination ..........    (22,984)   (17,012)              --         --
                         --------   --------          -------   --------
                         $131,207   $144,435          $  (579)  $(11,001)
                         ========   ========          =======   ========

Note 9 - Segment Information

     Industry segment information is summarized as follows:

                                                Three Months Ended    Six Months Ended
                                                     June 30,             June 30,
                                                ------------------   -------------------
                                                   2002      2003      2002       2003
                                                 -------   -------   --------   --------
Net revenues:
   Soda Ash .................................    $54,018   $58,087   $104,456   $111,072
   Calcium Chloride .........................     19,812    18,942     26,751     33,363
                                                 -------   -------   --------   --------
                                                 $73,830   $77,029   $131,207   $144,435
                                                 =======   =======   ========   ========
Income (loss) before income taxes:
   Soda Ash .................................    $ 2,953   $ 1,562   $  6,245   $  3,812
   Calcium Chloride .........................      1,640      (127)       154     (3,657)
                                                 -------   -------   --------   --------
      Subtotal ..............................      4,593     1,435      6,399        155
Eliminations and other  corporate expenses...     (3,391)   (6,293)    (6,978)   (11,156)
                                                 -------   -------   --------   --------
                                                 $ 1,202   $(4,858)  $   (579)  $(11,001)
                                                 =======   =======   ========   ========

     Income (loss) before income taxes for elimination and other corporate expenses includes financial reorganization expenses of $2,104 and $3,498 recorded in the three and six months ended June 30, 2003, respectively.

                                               Three Months Ended   Six Months Ended
                                                    June 30,            June 30,
                                               ------------------   ----------------
                                                  2002     2003       2002     2003
                                                 ------   ------     ------   ------
Capital Expenditures:
   Soda Ash ................................     $  631   $1,351     $1,867   $2,873
   Calcium Chloride ........................        815      872      1,956    2,212
Elimination and other corporate expenses ...          6        2         30       22
                                                 ------   ------     ------   ------
                                                 $1,452   $2,225     $3,853   $5,107
                                                 ======   ======     ======   ======
Depreciation & Amortization:
   Soda Ash ................................     $2,211   $2,140     $4,899   $4,432
   Calcium Chloride ........................        394      330        800      601
Elimination and other corporate expenses ...        219      214        439      429
                                                 ------   ------     ------   ------
                                                 $2,824   $2,684     $6,138   $5,462
                                                 ======   ======     ======   ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

June 30, 2003 Compared with December 31, 2002

     Cash and cash equivalents were $7.5 million at June 30, 2003 compared with $13.1 million at December 31, 2002. During the first six months of 2003, the Company used cash flow from operating activities of $4.0 million, and used cash of $5.1 million for capital expenditures.

     The Company had working capital of $(120.0) million at June 30, 2003 as compared with $44.7 million at December 31, 2002. This decrease in working capital principally reflects the reclassification of amounts due under the Senior Credit Agreement and Subordinated Notes to current, lower inventories and other current assets partially offset by higher receivables and lower accrued liabilities.

     The Company failed to make the interest payment on its Subordinated Notes that was due on May 1, 2003. In addition, since April 1, 2003 the Company has not been in compliance with certain financial and other covenants contained in its Senior Credit Agreement. As a result of such defaults, the holders of the Subordinated Notes and the lenders under the Company's Senior Credit Agreement may declare all amounts outstanding thereunder, including all accrued and unpaid interest, immediately due and payable. As of June 30, 2003, the outstanding principal amount of the Company's Subordinated Notes was $100 million, and the outstanding amount due under the Company's Senior Credit Agreement was $55.7 million, all of which is classified as current.

     On March 25, 2003, the Company entered into a Forbearance and Amendment Agreement with the lenders under its Senior Credit Agreement, pursuant to which such lenders agreed not to exercise any remedies for the existing defaults through July 30, 2003 to allow the Company time to pursue a restructuring of its existing indebtedness. On July 31, 2003, such lenders extended the forbearance agreement through September 30, 2003. During the forbearance period the Company has agreed to restrict its ability to incur additional liens, make payments on account of indebtedness other than indebtedness under the Senior Credit Agreement or currently scheduled payments, make any direct or indirect payment on or in respect of the Subordinated Notes, or request loans or advances. In addition, the Company has agreed to permanently reduce the total commitments available under our Senior Credit Agreement to $70 million and to reduce the total commitments during the forbearance period to the lesser of
(i) $60 million or (ii) 115% of the projected usage under the Senior Credit Agreement for such day according to a fixed schedule. We are also required under the Forbearance and Amendment Agreement to meet certain milestones in the progress of our restructuring efforts.

     The Company has commenced discussions with its creditors with respect to the restructuring of the Company's indebtedness. The Company expects that such restructuring, if successfully concluded, will result in a reduction in the amount of the Company's indebtedness to a level that the Company believes that it can service out of its existing operations, and substantial dilution to the Company's existing equity interests. However, there can be no assurance that the Company will be able to reach agreement with its creditors on the terms of any restructuring; if no such agreement is reached, the Company would be unable to repay its outstanding indebtedness and would have to explore other alternatives.

     The Company's leverage and debt service requirements (1) increase its vulnerability to economic downturns, (2) potentially limit the Company's ability to respond to competitive pressures, and (3) may limit the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, strategic investments or general corporate purposes. The Company's Subordinated Notes Indenture and Senior Credit Agreement impose operating and financial restrictions on the Company. These covenants affect, and in certain cases, limit the Company's ability to incur additional indebtedness, make capital expenditures, make investments and acquisitions and sell assets, pay dividends and make other distributions to shareholders, and consolidate, merge or sell all or substantially all assets.

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

Results of Operations

June 30, 2003 Compared with June 30, 2002

     Net revenues for the three and six month periods ended June 30, 2003 increased 4.3 percent and 10.0 percent to $77.0 million and $144.4 million, respectively, from $73.8 million and $131.2 million for the comparable prior year periods. Net revenues were positively effected by higher calcium chloride volumes due to colder winter weather and a stronger Canadian dollar, partially offset by lower domestic soda ash prices.

     Gross profit for the three month period ended June 30, 2003 decreased $4.3 million to $6.7 million from $11.0 million for the comparable prior year period. Gross profit as a percentage of net revenues for the three month period ended June 30, 2003 decreased to 8.7 percent from 14.8 percent for the same period in 2002. Gross profit for the six month period ended June 30, 2003 decreased $8.4 million to $10.8 million from $19.2 million for the comparable prior year period. Gross profit as a percentage of net revenues for the six month period ended June 30, 2003 decreased to 7.5 percent from 14.6 percent for the same period in 2002. These decreases were primarily due to higher energy costs, lower domestic soda ash prices, and higher calcium chloride feedstock costs.

     Selling, general and administrative expense as a percentage of net revenues for the three and six month period ended June 30, 2003 and 2002 increased to 7.9 percent from 5.2 percent and to 7.8 percent from 5.9 percent. This increase was primarily due to costs incurred during negotiations with our various lenders on a financial reorganization plan.

     Interest expense for the three and six month periods ended June 30, 2003 was $3.8 million and $7.5 million, which was $0.2 million and $0.3 million higher, respectively, than the comparable prior period.

     Minority interest for the three and six month periods ended June 30, 2003 was $1.3 million and $3.0 million, respectively, versus $2.5 million and $5.1 million for the same period in 2002. The decreases in both periods reflect lower earnings at General Chemical (Soda Ash) Partners primarily due to lower domestic soda ash prices and higher energy costs.

     Net income (loss) was $(4.9) million and $(11.0) million for the three and six month periods ended June 30, 2003, respectively, versus $1.2 million and ($0.6) million for the comparable prior year periods, for the foregoing reasons.

Recent Accounting Pronouncements

     In April 2003, the FASB issued SFAS No. 149,"Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. This statements amends SFAS 133 to clarify the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Company will adopt the provisions of the statement on its effective date and does not anticipate a material impact to its consolidated financial statements.

     On May 15, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which aims to eliminate diversity in practice by requiring that the "freestanding" financial instruments be reported as liabilities by their issuers.

     The provisions of SFAS 150, which also include a number of new disclosure requirements, are effective for instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The Company will adopt the provisions of the statement on its effective date and does not anticipate a material impact to its consolidated financial statements.

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

Item 4. Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in this report. There has been no significant change in the Company's internal controls or procedures during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

                          Part II - Other Information

Item 3. Defaults Upon Senior Securities

     The Company was not in compliance with the financial and other covenants contained in the Senior Credit Agreement, which constitutes an event of default under the Senior Credit Agreement. The Company's failure to meet such covenant requirements resulted in the Senior Credit Agreement becoming callable by the lenders. In addition, in accordance with the Forbearance and Amendment Agreement we are not permitted to make payments on our Subordinated Notes, and failure to pay within the grace period for the next payment date would constitute an event of default causing the Subordinated Notes to be callable as well. As a result of the Company's failure to be in compliance with its financial and other covenants under the Senior Credit Agreement, counterparties to the Company's interest rate swap agreement have the right to require the Company to cash settle this agreement by paying fair value to the counterparties.

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

Item 4. Submission of Matters to a Vote of Security Holders

     On May 12, 2003, the Company held its Annual Meeting of Stockholders. At the meeting, Paul M. Montrone, Paul M. Meister, Philip E. Beekman, John M. Kehoe, Jr., Gerald J. Lewis and Steven Shulman were each elected as a director of the Company to serve a one-year term which will expire at the 2004 Annual Meeting of Stockholders and until a successor has been duly elected and qualified. For Paul M. Montrone, 7,655,767 votes were cast in favor and none were voted against. For Paul M. Meister, 7,655,767 votes were cast in favor and none were voted against. For Philip E. Beekman, 7,655,767 votes were cast in favor and none were voted against. For John M. Kehoe, Jr., 7,655,767 votes were cast in favor and none were voted against. For Gerald J. Lewis, 7,655,767 votes were cast in favor and none were voted against. For Steven Shulman, 7,655,767 votes were cast in favor and none were voted against. There were no abstentions in connection with the election of directors.

     The stockholders also approved the selection of Deloitte & Touche LLP as the Company's independent auditors. 7,655,767 votes were cast in favor. No stockholders voted against and no stockholders abstained from voting.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.

     31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.

     32.1 Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  No reports were filed on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                THE GENERAL CHEMICAL GROUP INC.
                                          Registrant


Date August 14, 2003            /s/ John M. Kehoe, Jr.
     ---------------                -------------------------------------------
                                    John M. Kehoe, Jr.
                                    President and Chief Executive Officer
                                    (Principal Executive Officer) and Director


Date August 14, 2003            /s/ David S. Graziosi
     ---------------                --------------------------------------------
                                    David S. Graziosi
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The section symbol shall be expressed as............................... 'SS'